Form 10QSB
period 1997-03-31
DIASYS CORP
filed 1997-05-14
CIK 916380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-QSB

(Mark One)

  (X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1997

 (  )       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                      For the transition period N/A to N/A

                         Commission File number: 0-24974


                               DIASYS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                   06-1339248
--------------------------------                  ----------------------
(State or other jurisdiction of                   (I.R.S. Employer ID #)
 incorporation or organization)


                   49 LEAVENWORTH STREET, WATERBURY, CT 06702
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  203-755-5083
--------------------------------------------------------------------------------
                 (Issuer's Telephone number including area code)


                                      NONE
--------------------------------------------------------------------------------
      (Former name, address and/or fiscal year if changed from last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days:  YES XX   NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
YES    NO XX
   ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: MAY 10, 1997

                             COMMON STOCK: 2,304,000
                                WARRANTS: 566,000

================================================================================

                               DIASYS CORPORATION
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF THE BUSINESS AND BASIS OF THE PRESENTATION:

NATURE OF THE REPORT: THE BALANCE SHEET FOR THE END OF THE PRECEDING FISCAL YEAR HAS BEEN DERIVED FROM THE COMPANY'S LAST AUDITED BALANCE SHEET AND IS PROVIDED FOR COMPARATIVE PURPOSES. ALL OTHER FINANCIAL STATEMENTS ARE UNAUDITED. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS, WHICH INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS NECESSARY TO FAIRLY PRESENT THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND CHANGES IN CASH FLOWS FOR ALL PERIODS PRESENT, HAVE BEEN MADE. THE RESULTS OF OPERATIONS FOR INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS FOR THE FULL YEAR.

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENT, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXISTENCE OF DEMAND FOR AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES, REGULATORY APPROVALS AND DEVELOPMENTS, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION AND PRICING RESULTS OF FINANCING EFFORTS AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. The Company's first product family is the "R/S" series workstations used to automate and standardize routine urine sediment analysis conducted in hospitals, private clinics and physician group practices. The "R/S" series has three workstations products, each serving distinct market segments. In addition to the "R/S" series of workstations, the Company in May of 1996 announced its "FE" family of products. The "FE" series is designed to automate, standardize and reduce the cost of microscopic analysis of fecal concentrates. The target market for the "FE" series of products for fecal concentrates and the "R/S" series of urine sediment workstations are substantially the same.

The Company is in its developmental stage and since its inception on March 27, 1992 has engaged in organizational activities, development of several proprietary products, and establishment of sales and distribution channels. As planned, the Company has operated at a loss since its inception.

In January of 1995, the Company completed its initial public offering ("Offering") of 1,000,000 shares of its Common Stock, par value $.001 ("Common Shares") and 500,000 Common Stock Purchase warrants, each exercisable at a fixed price into one Common Share ("Warrants"). The Company received net proceeds after expenses of $3,961,179 from the Offering. In addition, on February 2, 1995, the Company's underwriter exercised its option to purchase 130,000 additional Common Shares and 70,000 Warrants from the Company pursuant to an over-allotment option granted to the underwriter as part of the Offering. The Company received an additional $561,425 in net proceeds from the exercise. Accordingly, the Company realized $5,735,500 in proceeds from its Offering with net proceeds after expenses of $4,522,604.

On April 17, 1997, the Board of Directors of the Company passed a resolution authorizing the filing of a Post Effective Amendment to the Company's original SB-2 Registration Statement, which Post Effective Amendment, when declared "Effective" by the Securities and Exchange Commission, would lower the exercise price of the publicly traded Redeemable Warrants from $7.00 to $5.25 per share for the balance of the remaining term of the Warrants (through July 10, 1997). The Company intends to file the Post Effective Amendment with the SEC prior to May 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT'S OF OPERATION:

OVERVIEW:

DiaSys Corporation ("the Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. Since inception, the Company has engaged primarily in organizational activities and implementing its strategic product development and distribution plan.

PRODUCT STRATEGY:

The Company's product strategy is to develop workstation products and systems that improve accuracy and reduce the costs to perform routine medical testing procedures.

     "R/S" SERIES: The Company's first family of products is the "R/S" series of urine sediment workstations. These workstations increase the accuracy, productivity and safety of the numerous laboratories which routinely analyze urine sediment. The "R/S" family is comprised of the: (i) R/S 2000 which was the Company's first product; (ii) R/S 1000 which was introduced in May of 1995; and,
(iii) R/S 2003 which was introduced in September of 1995. The R/S 1000 serves the needs of laboratories conducting fewer than 20 urine tests at a time such as doctor office laboratories, out patient clinics, and "stat" labs where accuracy, standardization and quick turnaround are of utmost importance. The R/S 2000 serves mid-sized laboratories such as general hospitals. The R/S 2003 accommodates high volume laboratories such as clinical reference labs.

Users of the "R/S" series workstations include hospital laboratories performing as few as 10 urine tests per day and clinical laboratory chains performing in excess of 10,000 urine tests per night. The "R/S" series workstations have also been the subject of numerous favorable evaluations and publications including the Journal of Laboratory Medicine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, and College Of American Pathology Today.

     "FE" SERIES: In May of 1996, the Company introduced its fourth workstation product, the FE-2. The FE-2 is the first of a new family of products designed by the Company for use in microbiology. More specifically, the FE-2 is a counter top instrument which automates and reduces the cost of microscopic analysis of fecal concentrates. Microscopic analysis of feces is performed by thousands of hospital, public health and private commercial laboratories world wide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an out-patient basis, and quickly provides confirmatory results.

The FE-2 increases the level of safety and precision by automating the aspiration, resuspension, staining or diluting, transfer, presentation and disposal of fecal concentrates. It also eliminates the need and cost of disposable pipettes, microscope slides, and cover slips. The FE-2 reduces analysis time and increases accuracy by establishing strict physical parameters of the viewing area. Moreover, since the fecal concentrate is contained in and manipulated through a sealed system, the technologist is no longer exposed to prolonged inhalation of the noxious nature of the fecal material.

     PRODUCT DEVELOPMENT: The Company develops its workstation products by analyzing current procedures and collecting customer observations and suggestions. The Company can therefore better define workstations which more closely meet customer needs. The Company is aggressively developing several additional workstation products and has doubled its developmental work force in order to accelerate the release of the workstations that are presently in development.

SALES PLAN:

     NORTH AMERICA: The Company sells and services its workstation-products through its headquarter offices in Waterbury, CT and seven regional sales offices located throughout the United States and Canada. Each sales office is staffed by a manager and each manager is responsible for coordinating sales efforts with the dealers and independent sales representatives in and for the region. The regional sales offices are supported by a manager of marketing information systems, a director of field services and support, and a newly appointed vice president of sales and marketing, each located at the Company's headquarter office.

Each sales manager earns a base salary and an incentive bonus based upon achievement of: (i) a stipulated number of product demonstrations; and, (ii) a quarterly sales quota.

Independent sales representatives are given non-exclusive territories and compensated on a commission basis only. Dealers are generally provided with non-overlapping territories and are compensated by purchasing product against an established discount schedule. Independent sales representatives and dealers do not generally occupy the same sales territory.

Sales in North America are facilitated by a series of marketing programs which include telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

     INTERNATIONAL: The Company is commencing distribution operations in Europe, South America, Central America, China and parts of Pacific-Asia. The Company has appointed a country manager in England to assist with and oversee European operations. The country manager is not an employee of the Company and is compensated on a percentage of European sales only. The Company has installed workstations in Ireland, Italy, Spain, Belgium, France, Switzerland, Portugal and Luxembourg. The Company has started to implement its distribution plan for Japan, Taiwan and Singapore.

STRATEGIC RELATIONSHIPS:

     BAYER INC: On June 27, 1996 the Company entered into a strategic cooperation agreement with Bayer Inc. of Canada. Under the agreement, Bayer's Health Care Division and the Company will jointly market their urine analysis workstations to hospitals and clinical reference laboratories in Canada. The two companies have also agreed to engage in joint product development if and as mutually advisable. Bayer Inc. is the Canadian subsidiary of the health care giant Bayer A.G. headquartered in Germany.

     INTELLIGENT MEDICAL IMAGING: On November 19, 1996, the Company announced that it entered into a product integration agreement with Intelligent Medical Imaging, Inc. (NASD: IMII). Under the agreement, IMI will purchase 200 of the Company's workstation products by June 30, 1997 and integrate such products into IMI's new core laboratory workstation which will fully automate microscopic analysis of several key body fluids including white blood cells, urine sediment and fecal concentrates. On March 27, 1997 the Company completed delivery of the first 100 workstations to IMI. The remaining 100 units are pending the assignment of a delivery date.

     OTHER SIGNIFICANT CONTRACTS: The Company has established a number of important relationships with large scale customers. These relationships include:
SmithKline Beecham Clinical Laboratories; Mid-Atlantic Group Network of Shared Services, Inc. (MAGNET); Kaiser Permanente, Southern California region; and, AmeriNet, Inc. of St. Louis Missouri. The Company is also an approved vendor to the Federal Government pursuant to a contract with the General Services Administration (GSA).

PROPRIETARY RIGHTS:

PATENTS: The Company has been granted two patents from the United States Department of Commerce: one effective May 28, 1992; the other, February 28, 1995. The first patent pertains to the concept and overall function of the "R/S" series workstation. The second patent pertains to the unique and novel features of the optical slide assembly.

The Company was also granted patent protection in Taiwan effective September 10, 1993 and in Australia effective December 16, 1994.

On February 18, 1997, the Company announced that its technology was granted patent protection in Austria, Belgium, Denmark, England, France, Germany, Greece, Ireland, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Spain, Sweden, Switzerland/Liechtenstein, and Singapore.

The Company has applied for patent protections for its FE-2 fecal concentrate workstation and other novel inventions.

     TRADE NAMES: The Company has five applications pending for trade names: three in the United States, one in Europe and one in Japan.

MANUFACTURING:

The Company manufactures and tests all of its own workstation products against drawings and other documentation devised by the Company's Engineering Department. It is the Company's plan to promote self sufficiency and exclusive dominion over its workstation products. Management believes that it has taken those steps necessary and appropriate to build the Company's foundation for long term growth and viability.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 1997 the Company had cash and equivalents of $1,568,306 a decrease of $1,204,162 from $2,772,468 as of June 30, 1996. The decrease in cash and equivalents was caused primarily by increased expenditures in sales-related activities, new product marketing, and new product development.

The Company's inventory increased by $74,517 from $291,447 as of June 30, 1996 to $365,964 as of March 31, 1997. The increase in inventory was due primarily to: (i) additional purchases of long lead time items; and, (ii) creation of an adequate level of finished goods.

Management believes that it has sufficient funds and resources to meet its financial obligations for at least the next twelve months and does not perceive a need for additional funding or cash generated through non-operational activities.

RESULTS OF OPERATIONS

NET REVENUE AND BACKLOG:

The Company's Net Revenue increased by $419,535 and $486,183 for the three-month and nine-month periods ended March 31, 1997 as compared to the same periods in the previous year. As of March 31, 1997, the Company's backlog was approximately $434,000, $20,000 of which was immediately shippable.

Management attributes the increase in Net Revenue to: (i) continued market acceptance of the Company's workstation products; and, (ii) initial success of several of the Company's sales distribution plans. Management expects that Net Revenue will increase as benefits from the Company's strategic growth plan are realized.

GROSS PROFIT:

The Company's gross profit (Net Revenue less cost of goods sold) increased by $355,430 and $402,218 for the three-month and nine-month periods ended March 31, 1997. The Company's gross profit percentage (gross profit divided by Net Revenue) increased for the three month period ended March 31, 1997 from 60.3% to 80.8%. For the nine month period ended March 31, 1997, gross profit margin increased to 77.4% as compared to 66.5% for the same period in 1996. Management believes that the increases in gross profit and gross profit margins are the combined result of savings realized through greater economies of scale and initial success from the Company's strategic growth plan.

Management believes that gross profit and gross profit margins will not change significantly for the remainder of 1997.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three month period ended March 31, 1997, the Company's expenses increased from $256,517 to $476,570 over the same three month period in 1996, an increase of $220,053 or 85.8%. For the nine month period ended March 31, 1997, SG&A expenses increased from $752,901 to $1,371,280 over the same nine month period in 1996, an increase of $618,379 or 82.1%.

The increase in SG&A expenses was due primarily to the effect of a certain investment banking relationship ("Agreement") made with Lester Morse, Esq. P.C. ("Morse"). Under the terms of the Agreement, Morse or its assignee are providing the Company with the following services and/or undertake the following tasks, as the case may be, ("Services"):

     a. Attract and maintain reputable market makers of and for the Company's common stock and common stock purchase warrants;

     b. Posture and present the Company in the investment community through means including but not limited to: (i) implementation of a national investor relations program; (ii) assistance with format, layout, presentation and timeliness of the Company's financial results in each Annual Report to Shareholders, press release, proxy statement and report on form 10-K and 10-Q; (iii) attraction of media and trade publication coverage of the Company and/or its products; and, (iv) arranging and managing presentation of the Company by its senior management to strategic members of the investment community such as brokers, stockholders, financial analysts, other investment bankers, and institutions; and,

     c. Assist the Company with implementing its strategic plan including but not limited to: (i) design and development of merger and acquisition (M&A) strategies; (ii) identification and introduction of M&A candidates for such strategies; (iii) analysis of M&A proposals and counter-proposals; (iv) development and implementation of a cash investment and management program; (v) analysis of and advice in relation to the Company's anticipated cash needs; and, (vi) identification and introduction to potential joint venture and/or trading partners.

In return for Services, the Company has agreed to issue Morse up to 120,000 of the Company's common stock of which 60,000 such shares have been issued. Under applicable accounting principles, the stock has been valued at $5.75 per share and will be recognized as an SG&A expense of $172,500 for each of the four quarters commencing October 1, 1996. The increase in the Company's SG&A expenses for the periods ended March 31, 1997 includes the effect of the Agreement. Morse is entitled to no other compensation for Services under the Agreement. Without the effect of the Agreement, SG&A expenses would have increased from $256,517 to $304,069 over the same three month period in 1996, and from $752,901 to $1,015,280 over the same nine month period in 1996. The increase in Selling General and Administrative for the three month period ended March 31, 1997 is a direct result of; (i) increased sales related travel; and, (ii) wages and benefits associated with two additional employees over the comparable period. The increase in Selling General and Administrative for the nine month period ended March 31, 1997 is a direct result of; (i) increased legal fees associated with negotiating the product integration agreement with IMI; (ii) wages and benefits associated with four additional employees over the comparable period;
(iii) increased product marketing expenses; and, (iv) increased sales related travel.

RESEARCH AND DEVELOPMENT:

For the three month period ended March 31, 1997, research and development expenses increased from $51,388 to $93,762 over the same three month period for 1996, an increase of $42,374 or 82.5%. For the nine month period ended March 31, 1997, research and development expenses increased from $170,761 to $243,805 over the same nine month period for 1996, an increase of $73,044 or 42.7%. Increases in research and development expenses over the above periods were directly related to purchase of materials for the prototype of two new products to be introduced in 1997 and costs associated with creating a software interface for units delivered to IMI pursuant to a certain product integration agreement between IMI and the Company.

NET (LOSS) OR GAIN:

The Company reported a net loss of: (i) $142,275 for the three month period ended March 31, 1997 compared to a net loss of $223,782 for the same period ended March 31, 1996; and, (ii) a net loss $976,709 for the nine month period ended March 31, 1997 compared to a net loss of $612,804 for the nine month period ended March 31, 1996.

Management attributes the increased net loss to expenses associated with: (i) the effect of the investment banking relationship described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above; (ii) wages and benefits associated with four additional employees over the comparable period; (iii) increased product marketing expenses; (iv) increased sales related travel; and, (v) increased legal fees associated with negotiating the product integration agreement with IMI.

Without the effect of the investment banking relationship described in SELLING, GENERAL AND ADMINISTRATIVE (SG&A) the Company would have reported a (i) net gain for the three month period ended March 31, 1997 of $30,225 compared to a net loss of $224,782 for the same period ended March 31, 1996; and (ii) a net loss of $631,769 for the nine month period ended March 31, 1997 compared to a net loss of $612,804 for the nine month period ended March 31, 1996.

Management anticipated a loss for the nine month period ended March 31, 1997 as part of the Company's over-all strategic growth plan.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      DiaSys Corporation

Date: May 12, 1997                    Todd M. DeMatteo
                                      President, Chief Executive Officer


                                      Michael F. Primini
                                      Vice President/Finance & Administration
                                        and Chief Financial Officer


                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                                MARCH 31             JUNE 30
                                                                  1997                 1996
                                                               ----------           ---------
                     ASSETS                                    (UNAUDITED)          (AUDITED)
Current Assets
  Cash and equivalents ....................................    $1,568,306          $ 2,772,468
    Accounts Receivable, less allowance
      for doubtful accounts of $19,000 ....................       517,798               47,803
  Inventories .............................................       365,964              291,447
  Prepaid expenses and other assets .......................        39,371               27,967
                                                               ----------          -----------
        Total Current Assets ..............................     2,491,439            3,139,685
                                                               ----------          -----------
  Equipment, Furniture and Fixtures
    less accumulated depreciation .........................        81,973               58,235
  Patent, less accumulated amortization ...................        58,398               45,436
                                                               ----------          -----------
        TOTAL ASSETS ......................................    $2,631,810          $ 3,243,356
                                                               ==========          ===========
     LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities
  Accounts Payable ........................................        73,190               53,677
  Accrued Expenses ........................................         2,120               29,411
                                                               ----------          -----------
        Total Current Liabilities .........................        75,310               83,088
                                                               ----------          -----------
Stockholder's Equity
  Common Stock $.001 par value: Authorized
    10,000,000, issued and to be issued
    2,364,000 at March 31, 1997 and
    2,240,000 at June 30, 1996 .............................        2,304                2,240
  Additional Paid in Capital ...............................    5,582,596            5,209,660
  Deficit Accumulated during the development state .........   (3,028,400)          (2,051,632)
                                                               ----------          -----------
  Total Stockholder's Equity ...............................    2,556,500            3,160,268
                                                               ----------          -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS EQUITY ..............................   $2,631,810          $ 3,243,356
                                                               ----------          -----------



                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                             MARCH 27,
                                       NINE                NINE              THREE            THREE        1992 DATE OF
                                      MONTHS              MONTHS            MONTHS           MONTHS         INCEPTION
                                      ENDED               ENDED              ENDED            ENDED           THROUGH
                                     MARCH 31,           MARCH 31,          MARCH 31,        MARCH 31,       MARCH 31,
                                      1997                1996               1997             1996             1997
                                   -----------          ----------          ---------        ---------     -----------
Sales of workstations
  and Related supplies ..........    705,331             239,861            489,819           81,222         1,534,354
Rental/Lease Revenue ............     20,713                   0             10,938                0            20,713
                                   ---------           ---------          ---------        ---------        ----------
Net sales .......................    726,044             239,861            500,757           81,222         1,555,067

Cost of Goods Sold ..............    164,418              80,453             96,380           32,275           468,861
                                   ---------           ---------          ---------        ---------        ----------
Gross Profit ....................    561,626             159,408            404,377           48,947         1,086,206
% of Gross Profit ...............      77.35%              66.46%             80.75%           60.26%            69.85%

OPERATING EXPENSES

 Selling ........................    674,013             431,358            200,648          160,763         1,793,451
 General & Admin ................    352,267             321,543            103,422           95,754         1,426,618
 Investment banking
   advisory services ............    345,000                   0            172,500                0           345,000
 Research/Development ...........    243,805             170,761             93,762           51,388           885,742
                                   ---------           ---------          ---------        ---------        ----------
                                   1,615,085             923,662            570,332          307,905         4,450,811
                                   ---------           ---------          ---------        ---------        ----------

Income (Loss) from
  operations ...................  (1,053,459)           (764,254)          (165,955)        (258,958)       (3,364,605)

Interest expense to
  stockholders and
  related party ................           0                   0                  0                0            (4,500)
Interest expense ...............      (1,885)                  0                  0                0            (1,885)
Interest income ................      78,575             151,450             23,680           35,176           342,589
                                   ---------           ---------          ---------        ---------        ----------
Net Income (Loss) ..............    (976,769)           (612,804)          (142,275)        (223,782)       (3,028,081)
                                   ---------           ---------          ---------        ---------        ----------

Number of Common and
   common equivalent
   shares deemed
   outstanding .................   2,364,000           2,240,000          2,364,000        2,240,000         2,364,000
                                   ---------           ---------          ---------        ---------        ----------


Net Loss per Common and
 Common equivalent share:
   Primary .....................      ($0.41)              ($.27)             ($.06)           ($.10)
                                   ---------           ---------          ---------        ---------        ----------



                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE           FOR THE
                                                                   NINE MONTHS        NINE MONTHS
                                                                      ENDED             ENDED
                                                                     MARCH 31,         MARCH 31,
                                                                      1997               1996
                                                                   -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .....................................................   $ (976,769)        $ (612,804)
  Adjustments to reconcile net loss
    to net cash flows from
    operating activities
  Investment Banking Advisory Services .........................      345,000                  0
  Amortization of patents ......................................       16,600              2,175
  Depreciation of equipment,
    furniture & fixtures .......................................        9,000              3,375
  Changes in operating assets and liabilities
    Accounts Receivable ........................................     (469,995)           (47,443)
    Inventory ..................................................      (74,517)           (55,358)
    Prepaid expenses and other current assets ..................      (11,404)           (15,873)
    Accounts payable and accrued expenses ......................       (7,778)           (53,384)
    Net cash flows from operating activities ...................   (1,169,683)          (779,312)
                                                                   -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, furniture and fixtures ...............      (34,299)            (8,310)
  Net Cash flows from investing activities .....................      (34,299)            (8,310)
                                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Cash flows from financing activities .....................            0                  0
                                                                   ----------         ----------

NET CHANGE IN CASH AND EQUIVALENTS .............................   (1,204,162)          (787,622)

CASH AND EQUIVALENTS-BEG. OF PERIOD ............................    2,772,468          2,915,303
                                                                   ----------         ----------

CASH AND EQUIVALENTS-END OF PERIOD .............................   $1,568,306         $2,127,681
                                                                   ----------         ----------

SUPPLEMENTAL CASH FLOW ACTIVITIES
  Interest paid ................................................   $    1,885         $        0
  Income taxes paid ............................................   $        0         $        0

NON CASH FINANCING ACTIVITIES
  Issuance of common stock for investment
    Banking Advisory Services ..................................   $  345,000         $        0



                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                             DEFICIT
                                                                                                           ACCUMULATED
                                                                                                           DURING THE
                                             COMMON STOCK                                PAID-IN           DEVELOPMENT
                                                SHARES              PAR VALUE            CAPITAL              STAGE
                                             ------------           ---------            --------          -----------
BALANCE, JUNE 30, 1994 ....................   2,005,000               $2,005           $  662,336         $  (355,551)

YEAR ENDED JUNE 30, 1995:
Issuance of common stock
  and 570,000 warrants to
  purchase common stock for
  cash in a public offering
  at $5.00 per share and $.15
  per warrant, less related
  expenses of offering
  $1,212,896 ..............................   1,130,000                1,130            4,521,474                --
Issuance of common
  stock for finders fee
  at $5.00 per share ......................       5,000                    5               24,950                --
Shares of stock of
  founding stockholders
  returned on the
  effective date of the
  offering at no cost and
  later canceled ..........................    (900,000)                (900)                 900                --
Net Loss ..................................        --                   --                   --              (657,055)
                                              ---------          -----------           ----------         -----------

BALANCE, JUNE 30, 1995 ....................   2,240,000                2,240            5,209,660          (1,012,606)

YEAR ENDED JUNE 30, 1996:
  Net Loss ................................        --                   --                   --            (1,039,026)
                                              ---------          -----------           ----------         -----------
BALANCE, JUNE 30, 1996 ....................   2,240,000                2,240            5,209,660          (2,051,632)

Issuance of common stock
  for Investment Banking
  Advisory Services at
  $5.75 per share. 60,000
  shares issued and to be
  issued 60,000 shares ....................     120,000                   60              344,940
Conversion of 4,000
  warrants at $7.00 per share .............       4,000                    4               27,996
Net loss ..................................        --                   --                   --              (976,769)
                                              ---------          -----------           ----------         -----------

BALANCE MARCH 31, 1997 ....................   2,364,000          $     2,304           $5,582,596         $(3,028,401)
                                              ---------          -----------           ----------         -----------
