Form 10KSB
period 1997-06-30
DIASYS CORP
filed 1997-10-14
CIK 916380

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-KSB

(Mark One)

  (X)       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended: JUNE 30, 1997

 (  )       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  YES  X   NO
           ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is no contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._________

Registrant's revenues for the most recent fiscal year were $446,339.

As of September 1, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $15,367,300 based upon an average closing price of $6 1/2 for the five trading days immediately prior thereto.

As of September 1, 1997, the Registrant had 2,364,200 shares of common stock and 565,800 common stock purchase warrants outstanding.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

DiaSys Corporation (the "Company") designs, develops, manufactures and distributes instruments which standardize and automate routine, labor intensive procedures in hospital, clinical and private physician laboratories. The Company was organized in March, 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993. The Company is completing its developmental stage, and since its inception has engaged primarily in organizational activities and creation of several proprietary products.

In January of 1995, the Company completed an initial public offering ("Offering") of 1,000,000 shares of its Common Stock, par value $.001 ("Common Shares") and 500,000 Common Stock Purchase Warrants, each exercisable at a fixed price into one Common Share ("Warrants"). The Company received net proceeds after expenses of $3,961,179 from the Offering. In addition, on February 2, 1995, the Company's underwriter exercised its option to purchase 130,000 additional Common Shares and 70,000 Warrants from the Company pursuant to an over-allotment option granted to the underwriter as part of the Offering. The Company received an additional $561,425 in net proceeds from the exercise. Accordingly, the Company realized $5,735,500 in proceeds from its Offering with net proceeds after expenses of $4,522,604.

On July 24, 1997 the Company filed a post effective amendment consisting of 566,000 shares of Common Stock, par value $.001 (the "Common Stock"), issuable upon the exercise of 566,000 Redeemable Common Share Purchase Warrants (the "Redeemable Warrants"). The Redeemable Warrants were issued in connection with a public offering of the Company's securities in January 1995. Each Redeemable Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $7.00 per share, subject to adjustment in certain circumstances. On January 3, 1997 the Board of Directors of the Company approved the extension of the 566,000 publicly traded redeemable warrants to July 10, 1997. On May 21, 1997, the Board of Directors of the Company reduced the exercise price of the Redeemable Warrants for the remainder of their term to $5.25 per share. The Redeemable Warrants were set to expire July 10, 1997. On July 3, 1997, the Board of Directors of the Company approved the extension of the expiration date of the 566,000 publicly traded Redeemable Warrants from July 10, 1997 to October 10, 1997. On October 9, 1997, the Board of Directors of the Company approved the extension of the expiration date of the 565,800 publicly traded Redeemable Warrants from October 10, 1997 to April 10, 1998.

PRODUCTS

The Company's product strategy is to develop workstation products that reduce operating costs and improve safety for hospital, clinical and private physician laboratories throughout the world.

"R/S" SERIES

The Company's first product family is the "R/S" series workstations used to automate and standardize routine urine sediment analysis conducted in hospitals, private clinics, and physician group practices. The "R/S" family of workstation products is comprised of the following: The R/S 1000 which serves the needs of small laboratories; the R/S 2000 which serves the mid-sized user; and, the R/S 2003 which accommodates high volume laboratories. All three workstations satisfy the critical requirements of routine analysis of urine sediment at each level.

Under traditional methods for urinalysis, a technologist takes centrifuged urine to a sink, pours off ("decants") all of the excess fluid ("supernatant"), and brings the tube containing the concentrated urine sediment ("button") to a standard upright microscope. The technologist then draws up some amount of the button, using a plastic device called a pipette. A drop of specimen fluid is then squeezed from the pipette onto a glass microscope slide. The technologist places a very thin piece of glass ("cover slip") onto the drop of specimen fluid. The cover slip is pressed down so as to remove bubbles, flatten clumps of the button, and distribute the fluid somewhat evenly. The glass assembly is then positioned onto the stage of a microscope and examined. At the end of the examination, the glass slide, cover slip and pipette are thrown away. The entire procedure typically takes between 1 and 4 minutes to complete. The traditional procedure for routine urinalysis is labor intensive, requires many disposable items per test, is prone to variations in and among tests, and exposes the technologist to potentially hazardous materials contained in the specimen throughout the entire process. The "R/S" series workstations correct these critical laboratory shortcomings by improving:

          1.   Speed

          2.   Cost-efficiency

          3.   Accuracy/Reproducibility

          4.   Safety.

     1. Speed: In most applications, the "R/S" series increases the number of urine tests that can be performed by a technologist in a given amount of time. This increased "throughput" is very important to routine urinalysis since the financial ability to hire additional personnel typically lags far behind increases in demands on laboratory services. The "R/S" series increases throughput by automating the sample process and eliminating the need to manipulate several disposable and movable items otherwise required by traditional laboratory methods.

In operation, once the supernatant (excess) is decanted, the technologist loads the "R/S" workstation with up to 24 urine tubes. The technologist then inserts the unit's automatic aspirator ("pipette") into the first tube, presses the unit's SAMPLE button, and a consistent amount of specimen fluid is automatically transferred to an optical slide assembly mounted on the stage of the microscope. It takes under 3 seconds for this transfer to be completed. The technologist then analyzes the specimen as he or she would under conventional methods. When the analysis is finished, the technologist presses the PURGE button and within 5 seconds, the system is purged with isotonic saline solution, ready for a new sample.

With conventional methods, it takes the technologist approximately 20 seconds to make and discard a slide. The "R/S" series does the same function in 8 seconds. With conventional methods, the technologist generally inspects 9-to-15 fields of view per slide in order to make a competent analysis. Current users of the "R/S" workstations report that the same analysis can be achieved within 3-to-5 fields of view. Some users have reported increased throughput of up to 50% over traditional urinalysis procedures. The labor savings realized through increased throughput allows the laboratory to allocate its personnel to other testing functions.

     2. Cost-Efficiency: The increased throughput of the "R/S" series workstations result in better allocation of staff time over total lab requirements. The lab can therefore perform more and/or varied functions without increasing staff. Labor savings is a significant benefit to laboratories since labor costs and overhead associated therewith are the single largest expenditure of most laboratories, accounting for 60-70% of direct costs.

In addition to labor savings, the "R/S" series workstations eliminate the need to purchase and make space for pipettes, microscope slides and cover slips. The only disposable item connected with the "R/S" workstations is the tube in which the urine was originally centrifuged. Moreover, since there are no consumable items, the cost traditionally incurred in disposing of such bio-hazardous items is also saved.

     3. Accuracy And Reproducibility: Many laboratory handbooks state that test standardization is a key element of any quality control or quality assurance program. The same handbooks criticize conventional methods of slide preparation because specimen volume and fluid distribution tend to vary significantly from test to test. The "R/S" series workstations eliminates technologist variations in test procedures. Unlike manual pipetting, the peristaltic pump of the "R/S" workstations is designed to deliver a consistent amount of specimen fluid each time to the optical slide chamber and, since the dimensions of the optical slide chamber are constant, the volume size and depth of view are also constant, test after test.

     4. Safety: Routine urinalysis requires substantial contact with urine and constant manipulation of the specimen. The surge of AIDS, hepatitis B, tuberculosis, and government regulations in connection therewith have prompted many laboratories to seek automated and safe procedures for urinalysis. The "R/S" series workstations provide such safety and automation by preparing and disposing of specimen samples without the technologist ever touching the specimen. Furthermore, since the specimen is in a sealed environment, the risk of spillage, overflow, and similar counter top accidents is avoided.

"FE" SERIES:

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

While there are multiple methods for preparing fecal concentrates, the end result is fecal material which has been filtered and suspended in formalin, a 10% formaldehyde solution. The technologist then centrifuges the material, pours off ("decants") all of the excess fluid ("supernatant"), resuspend the fecal concentrate in saline solution, and brings the tube containing the fecal concentrate to a standard upright microscope. The technologist then draws up ("aspirates") some amount of the concentrate using a pipette. A drop of concentrate is then squeezed from the pipette onto each of two glass microscope slides. Onto one slide the technologist will add either: (i) a drop of iodine to highlight possible eggs, cysts or parasites; or, (ii) a drop of saline solution in order to dilute the concentrate in case the other slide is too dense to analyze. The technologist then places an oversized ("extended") cover slip onto the drop of concentrate. Each cover slip is pressed down so as to remove air bubbles, flatten clumps of concentrate, and distribute the fluid somewhat evenly. Each glass assembly is then positioned onto the stage of a microscope and examined, one after the other. At the end of the examination, the glass slides, cover slips and pipette are thrown away. The entire procedure typically could take as long as 15 minutes to complete.

Like the analysis of urine sediment, the analysis of fecal concentrates is labor intensive, requires many disposable items per test, is prone to variations in and among tests, and exposes the technologist to the specimen throughout the entire process. In addition but unlike urinalysis, fecal concentrates are generally prepared with formalin which is both noxious and potentially carcinogenic. The Occupational Health and Safety Administration ("OSHA") requires periodic monitoring of air formalin (formaldehyde) in laboratories with air concentration levels above 0.75 parts per million. Prolonged inhalation of the formalin in the fecal concentrates, therefore, is intensely discouraged by both the examining technologist and the laboratory environmentalist.

The FE-2 workstation corrects the procedural shortcomings of current methodologies in several significant ways. The FE-2 requires no special training. To operate, the technologist inserts the instrument's automatic dual aspirator into a prepared fecal concentrate and presses the "SAMPLE" button on the control console of the workstation. Within 5 seconds, a consistent, measured amount of concentrate is automatically transferred to the workstation's optical slide assembly (OSA) on the stage of the microscope. During this process, one chamber of the OSA is inoculated with 10 ul of the fecal concentrate. The other chamber is inoculated with an equal mix of 5 ul of fecal concentrate and 5 ul of an iodine solution (or isotonic saline solution as the laboratory may prefer). Observations are conducted through the stage-mounted (OSA) which is included with the FE-2. The chambers of the OSA are constructed of a seamless, high optical quality glass capillary. The width of the viewing area of each capillary is equal to the width of a standard 10x lens objective so that scanning is quicker and more precise. When observations of both the stained and unstained fecal concentrates are complete, the technologist may either: (a) purge the OSA by pressing either PURGE button on the control console; or, (b) view a succeeding portion of the concentrate by pressing the SAMPLE button. Pressing the SAMPLE button will advance the concentrate forward by 50ul thereby displaying a new portion of the concentrate in the OSA. This "Jog" may be performed twice after the original sample is made. Purging the system takes about 7 seconds, after which time the FE-2 is ready to make the next concentrate slides.

The FE-2 increases the level of safety and precision by automating the aspiration, resuspension, staining or diluting, transfer, presentation and disposal of fecal concentrates. It also eliminates the need and cost of disposable pipettes, microscope slides, and cover slips. The FE-2 reduces analysis time and increases accuracy by establishing strict physical parameters of the viewing area. Moreover, since the fecal concentrate is contained in and manipulated through a sealed system, the technologist is no longer exposed to prolonged inhalation of the formalin.

ADDITIONAL WORKSTATION PRODUCTS:

The Company is developing several additional workstation products which automate and standardize routine analysis of human and non-human fluids, one of which is currently being tested in Germany. Each workstation is or will be designed to increase the precision and reduce the cost of performing an otherwise labor intensive, manually oriented laboratory procedure.

SALES, MARKETING, AND DISTRIBUTION

NORTH AMERICA:

The Company sales and services its workstation-products through its headquarter offices in Waterbury, CT and eight regional sales offices throughout the United States and Canada. Each sales office is staffed by a manager and each manager is responsible for coordinating sales efforts with the dealers and independent sales representatives in and for the region. The regional sales offices are supported by a manager of marketing information systems, a director of strategic accounts, a customer service technician and a newly appointed Vice President of sales and marketing, each located at the Company's headquarter offices.

Each sales manager earns a base salary and an incentive bonus based upon achievement of a quarterly and annual sales quota.

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

MATERIAL CONTRACTS:

In August of 1994, SmithKline Beecham Clinical Laboratories declared the Company's R/S 2000 workstation its preferred method for urine sediment analysis within their national network. The Company installed one or more "2000" workstations in each of SmithKline's key regional laboratories throughout continental United States. In July of 1996, the Company entered into a second agreement with SmithKline pursuant to which SmithKline may upgrade each of their R/S 2000's with the Company's R/S 2003. For the fiscal year ending June 30, 1997 sales to SmithKline accounted for 8.5% of the net revenue.

On March 7, 1995, the Company was designated an approved vendor by and to the Mid-Atlantic Group Network of Shared Services, Inc. (MAGNET), a 2,500 member consortium of hospital purchasing agents.

The Company has commenced joint marketing operations to the consortium with MAGNET's marketing and technical personnel.

On June 17, 1996, the Company was awarded a two-year purchase agreement with Kaiser Permanente, Southern California region.

On August 6, 1996 the Company announced that it had entered into a three year group purchasing agreement with AmeriNet, Inc. of St. Louis Missouri. Under the agreement AmeriNet and DiaSys will jointly promote DiaSys' urine sediment and fecal concentrate workstation to AmeriNet's 3,500+ member laboratories. The agreement provides AmeriNet members with uniform terms and conditions, preferential pricing, and additional product support by AmeriNet's sales force.

November 1, 1996, the Company entered into a product integration agreement with Intelligent Medical Imaging Inc. ("IMI") pursuant to which IMI agreed to purchase a combination of two hundred (200) R/S 2003 and FE-2 workstations. The first one hundred units of R/S 2003 workstations were delivered on or before March 27, 1997. Pursuant to the IMI agreement, IMI was under an obligation to order the remaining one hundred workstations prior to June 30, 1997 and accept delivery thereof by December 31, 1997. On June 16, 1997, IMI advised the Company that it was rejecting all workstations as non-conforming under the terms of the IMI agreement. On July 3, 1997 and following several communications between the parties, the Company notified IMI that it had suspended the IMI Agreement pending the resolution of the outstanding disputes including the conformity of the goods and non-payment for the goods delivered. On July 17, 1997, IMI notified the Company that it had terminated the IMI agreement due to the Company's alleged breach of the IMI agreement. The Company believes that it did not breach the agreement. The Company is pursing its remedies against IMI, including compensation to the Company for loss of profit. The Company believes that it will ultimately prevail in obtaining a resolution of its claims against IMI.

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

International:

The Company is commencing distribution operations in Europe, South America, Central America, China and parts of Pacific-Asia. The Company has appointed a country manager in England to assist with and oversee European operations. The country manager is not an employee of the Company and is compensated on a percentage of European sales only. The Company has started to implement its distribution plan for Japan, Philippines, Singapore, Mexico, Brazil and Bolivia. Distribution in Pacific Asia and in South America is managed by personnel at the Company's headquarter offices.

RESEARCH AND DEVELOPMENT

In fiscal year 1997, 1996, and 1995 the Company spent approximately $408,000, $251,000 and $184,000 respectively on research and development. The Company conducts research and product development through its product development and technical support staff.

COMPETITION

THE "R/S" SERIES:

The Company knows of no other product which competes directly with the "R/S" series workstations. There are however five competing technologies for the "R/S" series: (i) traditional use of a microscope to examine a glass slide of urine sediment; (ii) traditional use of a microscope to examine urine sediments introduced into a pre-formed plastic slide assembly; (iii) a video imaging system which automatically "recognizes" and "counts" pre-stored images of "common shapes" found in urine sediment; (iv) a laser based system which detects "abnormal" urines thereby reducing the number which must be manually analyzed; and, (v) pre-screening using chemically treated reagent or "dip" strips.

The oldest technology is the use of a microscope to examine a glass slide of urine sediment. However, as described elsewhere, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive. Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher. The video imaging system on the market provides a "standard procedure" for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine. However, since the basic unit costs between $70,000 and $120,000, the Company believes that only the largest laboratories with the most liberal budgets can justify the purchase of such a system. The laser-based system screens-out "normal" urines thereby reducing the number of "abnormal" urines requiring manual analysis. However, the laser based system costs approximately $100,000 and therefore is out of the economic reach of most laboratories. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

FE-2:

The Company knows of no other workstation product which automates resuspension, aspiration and presentation of fecal concentrates for microscopic analysis.

The Company expects to encounter competition in the laboratory equipment industry. While the Company believes that the "R/S" series and FE-2 workstations are currently the only products of their type in the market, many of the Company's competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines and ancillary services. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry to the Company's products. Competing companies may succeed in developing products that are more efficacious or less costly, and such companies may also be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. There can be no assurance that the Company will be able to compete successfully.

MANUFACTURING AND WARRANTIES

The Company internally designs and manufactures its workstations products. The Company purchases sub-assemblies and parts designed according to Company specifications, and assembles and final tests the sub-assemblies and parts within its own facility. The Company has developed alternate qualified vendors for its critical raw material and supplies that could fulfill its requirements if needed. Implementation of the plan has resulted in higher manufacturing quality, reduced lead time to delivery and reduced costs in manufacturing.

The Company provides its customers with a one year "swap out" warranty against defects in parts or workmanship on all new or refurbished units from the date of delivery, generally defined as FOB, DiaSys. This means that in the event a unit fails from a defect in parts and/or workmanship during the warranty period, the Company will replace the unit with a new or refurbished unit at the Company's option. After the warranty expires, service is provided by the Company and charged at an hourly rate. The Company also offers an extended maintenance agreement for an additional charge. The Company experiences minimal additional costs associated with its warranty obligations.

TRADE SECRETS, PATENTS AND TRADEMARKS

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

On February 18, 1997, the Company announced that its technology was granted patent protection in Austria, Belgium, Denmark, England, France, Germany, Greece, Ireland, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, and Singapore.

The Company is pursuing similar patents in Japan, Canada and Brazil.

The Company has applied for patent protections for its FE-2 fecal concentrate workstation and other novel inventions.

TRADE NAMES:

The Company has five applications pending for trade names: three in the United States, one in Europe and one in Japan.

INSURANCE:

The Company has purchased patent insurance from the Homestead Insurance Company. Under the policy, Homestead will provide the Company with up to $500,000 (with a $500,000 aggregate policy) in legal fees and assistance in the event that litigation is required to protect or prosecute the Company's proprietary rights under its patents.

There can be no assurance that any future applications by the Company for patent protection will result in patents being issued, or, if issued, that such patents will provide a competitive advantage or will afford protection against competitors, with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of any patents issued or licensed by the Company. Moreover, there can be no assurance that the Company's non-disclosure agreements and other safeguards will protect its proprietary information and trade secrets or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information.

GOVERNMENT REGULATION

The Company has obtained safety certifications for its workstation products from: (i) Underwriters Laboratories (UL) and TUV Rhineland of North America, Inc. as well as CS, VDE and CE.

On May 23, 1995, the Company received clearance from the Food and Drug Administration (FDA) to release the R/S 2003 and related products to market. In the same letter, the FDA stated that any of the Company's future products which are substantially equivalent to the new workstations may be marketed directly without first submitting pre-market notification.

Although the "R/S" series and FE-2 workstations are exempt from FDA 510(k) pre-market notification requirements, the development, testing, manufacturing and marketing of the Company's products in the United States are regulated by the FDA, which generally requires clearance of such products before marketing. Moreover, regulatory approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. There can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacturing and marketing of other products which are currently in the development stage, either in the United States or in foreign markets on a timely basis or at all. Certain of the Company's future diagnostic products may require submission to the FDA of an application for Pre-market Approval. Delays in receipt of or failure to receive clearances to commence clinical studies or to market products, or loss of previously received clearances, would adversely affect the marketing of the Company's proposed products and the results of future operations.

Commercial distribution in most foreign countries is also subject to varying government regulations. In addition, federal, state and international government regulations regarding the manufacture and sale of diagnostic devices are subject to future change, and additional regulations may be adopted which may prevent the Company from obtaining, or affect the timing of, future regulatory clearances and may adversely affect the Company.

The Company's manufacturing process is subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes, and regarding the manufacture, testing, labeling, record keeping, and storage of diagnostic devices, including current Good Manufacturing Practices regulations and similar foreign regulations. Although the Company believes that it and its subcontractors have complied in all material respects with such laws and regulations, there can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations.

LABORATORY REGULATIONS

Regulations issued under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") became effective September 1, 1992. CLIA is intended to increase the quality of laboratory services and extends these requirements to physicians office laboratories. CLIA requires laboratory licensing and written operational and quality control procedures for tests that are carried out in the laboratory. It establishes personnel standards regarding qualification and training of individuals who carry out the tests. It also mandates periodic inspection and proficiency evaluation of the performance of these procedures and individuals. CLIA requires the more complex procedures such as clinical microscopy to be performed by more skilled medical technologists. The CLIA requirements have caused more physician offices to transfer their urinalysis testing to reference laboratories and has resulted in consolidation of many smaller reference laboratories.

The Company believes that the "R/S" series and FE-2 workstations improve laboratory operations, increase procedural quality and reduce labor costs. Therefore, the Company believes the CLIA regulations are likely to help rather than hinder its sales efforts in the longer term.

BIOHAZARD CONTAINMENT

OSHA mandated that all necessary precautions be taken to ensure the safety of clinical laboratory personnel handling biohazard materials including bodily fluid specimens that may contain life-threatening, blood-borne infectious pathogens such as tuberculosis, hepatitis B and human immunologic viruses. To the Company's knowledge, OSHA has not published any comparisons or analysis of manual versus automated or semi-automated urinalysis procedures. However, the Company believes that while conventional urinalysis has not been barred by the OSHA regulations, it does expose technicians to potentially infectious urine several times during the procedure, including accidental spillage and splashing in the course of a number of its manipulative steps. In the event of such inadvertent contact, skin cuts and abrasions which may occur from sharp edges in the handling of microscope slides, cover slips and chipped or broken glass and plastic ware, may become infected.

The Company believes the "R/S" series and FE-2 workstations offer a contained method of analyzing urine sediment and fecal concentrates and that each workstation mitigates the risks associated with handling potentially biohazard material.

MEDICARE/MEDICAID COST CONTAINMENT

The Company believes that the recent effort to contain costs have caused some hospitals to reduce the number of urine sediment tests conducted, thus diminishing the relative cost effectiveness of the "R/S" series and FE-2 workstations. Overall, hospitals have become significantly more cost-conscious. Perhaps more important, hospitals have imposed more intense reviews of capital acquisitions, particularly for new systems like the "R/S" series and FE-2 workstations, which address areas traditionally not requiring significant capital investments.

However, laboratories must contend with the aforementioned new OSHA and CLIA regulations. Since the Company's products are designed to reduce the amount of labor required to perform laboratory tests and the specimen biohazard exposure, as well as to standardize and improve the analytical quality of the urinalysis procedure, the Company believes these factors could enhance its competitive position in the market. There can be no assurance, however, that continued reductions in reimbursements will not have a material adverse affect on sales and Company operations.

Recent legislation has been introduced in the United States Congress to change the existing health care system and Health Care Reform is a top priority of the present administration. At the present time, the Company is unable to predict what affect, if any, a change in the health care system would have on the Company. While the Company believes that the cost-effectiveness of the "R/S" series and FE-2 workstations should benefit medical and clinical laboratories, medical and clinical laboratories may elect to postpone important decisions regarding capital expenditures until any changes in the health care system are completed and their full scope and effect known.

PRODUCT LIABILITY

The Company faces potential liability in connection with the use of its products. The Company has purchased product liability insurance in the amount of $2,000,000. The Company believes that its present insurance is sufficient for its current level of business operations. There can be no assurance however that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

ENVIRONMENTAL COMPLIANCE

The Company believes that its manufacturing process conforms to all federal, state and local environmental regulations. There can be no assurances, however, that the Company will not be required to incur significant costs in the future in complying with environmental regulations.

EMPLOYEES

As of September 2, 1997 the Company employed 23 persons, 11 of whom were engaged in sales and marketing, 5 in research and development, 2 in manufacturing, and 5 in administrative, accounting and other clerical support activities.

ITEM 2.  PROPERTIES

The Company leases 8,000 square feet of space at 49 Leavenworth Street, Waterbury, Connecticut for its headquarters, research and development and assembly operations. The Company's lease expires December 31, 1997. The Company pays an annual rent of $38,808.00 paid in equal monthly installments of $3,234.00. The Company is the process of negotiating a renewal and expansion of space in the same building.

ITEM 3.  LEGAL PROCEEDINGS

November 1, 1996, the Company entered into a product integration agreement with Intelligent Medical Imaging Inc. ("IMI") pursuant to which IMI agreed to purchase a combination of two hundred (200) R/S 2003 and FE-2 workstations. The first one hundred units of R/S 2003 workstations were delivered on or before March 27, 1997. Pursuant to the IMI agreement, IMI was under an obligation to order the remaining one hundred workstations prior to June 30, 1997 and accept delivery thereof by December 31, 1997. On June 16, 1997, IMI advised the Company that it was rejecting all workstations as non-conforming under the terms of the IMI agreement. On July 3, 1997 and following several communications between the parties, the Company notified IMI that it had suspended the IMI Agreement pending the resolution of the outstanding disputes including the conformity of the goods and non-payment for the goods delivered. On July 17, 1997, IMI notified the Company that it had terminated the IMI agreement due to the Company's alleged breach of the IMI agreement. The Company believes that it did not breach the agreement. The Company is pursing its remedies against IMI, including compensation to the Company for loss of profit. The Company believes that it will ultimately prevail in obtaining a resolution of its claims against IMI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

The Company is authorized to issue 10,000,000 shares of Common Stock, $0.001 par value, of which 2,364,200 shares were issued and outstanding as of September 1, 1997.

Commencing January 10, 1995 the Company's Common Stock began trading on the NASDAQ Small Cap Market System under the symbol DIYS for the Common Stock and DIYSW for the Warrants.

As of September 1, 1997 the Company's Common Stock was held by in excess of 600 beneficial holders. As of the same date, the Company's Warrants were held by in excess of 150 beneficial holders.

The following table sets forth the high and low closing bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual trade transactions.

                                                              COMMON STOCK
                                                             ---------------
     YEAR ENDED JUNE 30, 1995                                HIGH      LOW
     ------------------------                                ----      ---

            3rd Quarter                                     6 1/4      5 3/4
            4th Quarter                                     6 1/4      6 1/8



     YEAR ENDED JUNE 30, 1996                                HIGH      LOW
     ------------------------                                ----      ---

            1st Quarter                                     6 1/2      6 3/8
            2nd Quarter                                     7 3/4      6 3/8
            3rd Quarter                                     7 3/4      7 1/2
            4th Quarter                                     8 1/8      7 5/8

     YEAR ENDED JUNE 30, 1997                                HIGH     LOW
     ------------------------                                ----     ---

         1st Quarter                                         6 5/8     6
         2nd Quarter                                         6 1/2     6
         3rd Quarter                                         6 3/4     6
         4th Quarter                                         6 3/4     6


                                                                WARRANTS

     YEAR ENDED JUNE 30, 1995                                HIGH     LOW
     ------------------------                                ----     ---

         3rd Quarter                                         1 1/8    1 3/16
         4th Quarter                                         1 5/8    1 1/4

     YEAR ENDED JUNE 30, 1996
     -------------------------
         1st Quarter                                        1  5/8     1  1/4
         2nd Quarter                                        1  7/8     1  3/8
         3rd Quarter                                        1 11/16    1 11/16
         4th Quarter                                        1  3/4     1  1/2

     YEAR ENDED JUNE 30, 1997                                 HIGH     LOW
     ------------------------                                 ----     ---

         1st Quarter                                        1 5/8      1 1/8
         2nd Quarter                                        1 1/8        1/2
         3rd Quarter                                        1 1/8        5/8
         4th Quarter                                        1 3/8        5/8


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

The product integration agreement (the "IMI Agreement") between the Company and Intelligent Medical Imaging Inc. ("IMI") pursuant to which IMI agreed to purchase a combination of two hundred (200) R/S 2003 and FE-2 workstations had been terminated by IMI. IMI notified the Company on July 17, 1997 that it had terminated the IMI Agreement due to the Company's alleged breaches of the IMI Agreement. The Company believes that it did not breach the IMI Agreement and disputes the termination of the IMI Agreement by IMI. While the Company will pursue all its remedies against IMI including compensation to the Company for the loss of profit, there can be no assurance that the Company will recover the gross margins that the Company expected to receive under the IMI Agreement for the remainder of 1997.

LIQUIDITY AND CAPITAL RESOURCES

                                                         FISCAL
                                                 ----------------------
                                                 1997              1996
                                                 ----              ----
                                             (IN DOLLARS, EXCEPT FOR RATIOS)

TOTAL CURRENT ASSETS                           1,706,708       3,139,685
TOTAL CURRENT LIABILITIES                        125,298          83,088
WORKING CAPITAL                                1,581,410       3,056,597

WORKING CAPITAL RATIO TO 1                        13.6            37.8

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

Working capital decreased by $1,475,187 from June 30, 1996 to June 30, 1997. Cash and equivalents decreased by $1,648,982 over the same period. The decrease in cash and equivalents and in working capital were anticipated by the Company as those costs customarily associated with the development and introduction of new technologies to new markets. These customary costs included: (i) an increase in the number of domestic sales offices and corporate sales support personnel;
(ii) increased sales related travel; (iii) increased salary and benefits associated with two additional product development engineers and one support person in Finance; (iv) increased product development expenses for several new workstations; and, (v) increased legal fees for patent and trademark protections in key markets of the world. The decrease in cash and equivalents and in working capital was also occasioned by costs incurred in connection with the product integration agreement between IMI and DiaSys, including legal fees, travel, salaries of support personnel, and development of a software interface.

Inventory increased from $291,447 in fiscal year 1996 to $366,106 in fiscal year 1997. The increase in inventory was primarily due to: (i) additional purchases of long lead time items; and, (ii) creation of an adequate level of finished goods.

The Company's fixed assets net of depreciation increased from $58,234 in fiscal year 1996 to $79,866 in fiscal year 1997. This increase was due to the purchase of additional computer workstations for engineering, testing equipment, software, and special tooling.

As of June 30, 1997 the Company had no outstanding debt other than customary trade payables.

Management believes that its over-all strategic operating plan minimizes financial risk in the following ways:

     1. The Company's product development plan calls for interrelated workstations which share and build upon a common technology. Shared technology allows the Company to mature relatively basic products into more complex workstations in building block progression. This metered progression proves the technology along the way and generates revenue from sales of the individual building block products.

     2. The Company's product manufacturing plan avoids the requirement for large capital expenditures for plant and equipment, increases quality over out-sourcing, and optimizes delivery times.

     3. The Company maintains a very tight control on its cost of goods and quality of product design.

REVENUES

The Company's gross revenue increased by $211,832 or 90.2% in fiscal year 1997 over 1996.

Management believes that sales will to continue to increase as benefits from the Company's strategic growth plan are realized.

COST OF GOODS:

The Company's gross profit (Net Revenue less cost of goods sold") increased by $180,012 in fiscal year 1997 over 1996. The Company's gross profit percentage (gross profit divided by Net Revenue) increased to 72.9% for fiscal year 1997 as compared to 62.0% for fiscal year 1996. Management believes that the increase in gross profit and gross profit margins are the combined result of savings realized through greater economies of scale and continued success of the Company's strategic growth plan.

SELLING GENERAL AND ADMINISTRATIVE

For the fiscal year ended June 30, 1997, the Company's expenses increased from $1,105,157 to $2,015,548 an increase of $910,391 or 82.4%.

The increase in SG&A expenses was primarily "non-cash" and due to the effect of a certain investment banking relationship (the "Agreement") made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. ("Investment Banker"). Under the terms of the Agreement, the Investment Banker provides the Company with the following services and/or undertakes the followings tasks, as the case may be, ("Services"):

     a. Attract and maintain reputable market makers of and for the Company's common stock and common stock purchase warrants;

     b. Posture and present the Company in the investment community through means including but not limited to: (i) implementation of a national investor relations program; (ii) assistance with format, layout, presentation and timeliness of the Company's financial results in each Annual Report to Shareholder, press release, proxy statement and report on form 10-KSB and 10QSB; (iii) attraction of media and trade publication coverage of the Company and/or its products; and, (iv) arranging and managing presentation of the Company by its senior management to strategic members of the investment community such as brokers, stockholders, financial analysts, other investment bankers, and institutions; and,

     c. Assist the Company with implementing its strategic plan including but not limited to: (i) design and development of merger and acquisition (M&A) strategies;(ii) identification and introduction of M&A candidates for such strategies; (iii) analysis of M&A proposals and counter-proposal; (iv) development and implementation of a cash investment and management program; (v) analysis of and advice in relation to the Company's anticipated cash needs; and (vi) identification and introduction to potential joint venture and/or trading partners.

In return for Services, the Company has agreed to issue to the Investment Banker 170,000 shares of the Company's common stock of which 60,000 such shares have been issued to Morse and 60,000 shares have been issued to WR Consulting. Under applicable accounting principles, the stock has been valued at $5.75 per share and is recognized as a "non-cash" SG&A expense of $172,500 for each of the four quarters commencing October 1, 1996. The increase in the Company's SG&A expense for the fiscal year ended June 30, 1997 includes the effect of the Agreement. In July 1997, the Company issued an additional 50,000 shares to WR Consulting, Inc. The Company is not required to issue any additional shares. The Investment Banker is entitled to no other compensation for Services under its Agreement.

Without the effect of the Agreement, SG&A expenses would have increased from $1,105,157 to $1,498,048.

The increase in Selling General and Administrative expense for the fiscal year ended June 30, 1997 is primarily due to: (i) increased legal fees associated with negotiating the product integration agreement with IMI; (ii) wages and benefits associated with two additional employees; (iii) increased product marketing expenses; (iv) increased sales office and sales related travel; and
(v) recognition of $47,000 of expense for "in-the-money" incentive stock options held by certain Directors of the Company as prescribed by Statement of Financial Accounting Standards No. 123 using the Black-Scholes option pricing model.

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 1997, research and development expenses increased from $250,930 to $408,214. Such increase was directly related to purchases of materials for the prototype of three new workstation products and costs associated with creating a software interface for units delivered to IMI pursuant to a certain product integration agreement between IMI and the Company.

NET LOSS

As anticipated the Company's net loss increased from $1,039,026 in fiscal year 1996 to $2,004,575 in fiscal year 1997. Management attributes the increased net loss to: (i) the effect of the investment banking relationship with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. (see: SELLING GENERAL AND ADMINISTRATIVE above; (ii) increased wages and benefits associated with additional employees; (iii) increased product marketing expenses; (iv) increased sales office and sales related travel; (v) increased legal fees associated with negotiating the product integration agreement with IMI; (vi) recognition of stock option expense as prescribed by Statement of Financial Accounting Standards No. 123; and, (vii) increased research and engineering costs associated with new product development.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials to the Company could affect the prices charged by the Company to its clients.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

Working capital decreased by $1,040,231 over the same period of the prior year. Cash and equivalents decreased by $1,135,060 from 1995. The decrease in cash and equivalents and in working capital were anticipated by the Company as those costs customarily associated with developing and launching new technologies into new markets. These costs included: (i) developing the R/S 2003 and FE-2 workstations; (ii) production of initial inventory of R/S 1000 and R/S 2003 workstations; (iii) increased sales office and travel related expenses; (iv) increased sales, marketing, and promotional activities; and, (v) increased legal fees associated with applying for and/or securing the Company's proprietary product rights.

Inventory increased from $207,606 in fiscal year 1995 to $291,447 in fiscal year 1996. The increase in inventory was primarily caused by initial production of the R/S 2003 and the FE-2 workstations.

The Company's fixed assets net of depreciation increased from $53,512 in fiscal year 1995 to $58,235 in fiscal year 1996. This increase resulted from the purchase of additional computers and software programs needed to automate the Company's information systems.

REVENUES

The Company's gross revenue increased by $109,733 or 87.7% in fiscal year 1996 over 1995. The increase was attributable to initial success of the Company's then newly implemented strategic sales plan.

COST OF GOODS

The Company's gross profit percentage (gross profit divided by net sales) was substantially unchanged at 62.0% for fiscal year 1996 compared to 61.7% for fiscal year 1995. Gross profit percentage increased slightly despite the: (i) higher costs associated with first-production units of the R/S 1000, R/S 2003 and FE-2; and, (ii) increased sales to international distributors where gross profit margins are traditionally reduced by distributor discounts.

OPERATING EXPENSES

Reflecting its developmental character, the Company's expenses exceeded sales, and the Company incurred a net loss as anticipated.

Selling, general and administrative expenses increased from $642,198 in fiscal year 1995 to $1,105,157 in fiscal year 1996. The increase was primarily due to costs associated with building a business such as: (i) establishing and maintaining seven domestic sales offices throughout North America; (ii) initial product marketing expenses for three new workstation products; (iii) increased sale related support personnel; (iv) increased sales related travel plans; (v) increased travel associated with negotiating and finalizing major business relationships such as those announced with Bayer Inc., AmeriNet and several international distributors; and, (vi) increased office supplies and expenses incurred in support of the above items or activities.

RESEARCH AND DEVELOPMENT

The Company increased spending for research and development from $184,466 in fiscal year 1995 to $250,930 in fiscal year 1996. The Company increased its product development staff from three to four as part of its overall product development plan.

NET INCOME (LOSS)

The Company's net loss increased from $657,055 in fiscal year 1995 to $1,039,026 in fiscal year 1996. The loss was primarily due to: (i) increased staffing for sales, marketing, research, and development activities; (ii) increased spending on sales and marketing related activities such as sales-related travel, participation in several national and regional trade shows, and, development and initial printing of product brochures, advertising, and similar promotional materials; and (iii) increased legal, accounting and other professional fees in connection with regulatory compliance and reporting.

INFLATION

Management believes that inflation and changing prices have not had a material impact on the Company's results of operations.

ITEM 7 - FINANCIAL STATEMENTS AND SCHEDULES

     See Schedules

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors and Officers" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" and the information as to beneficial ownership of the Company's Common Stock and Warrants in the table under the caption "Election of Directors" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(DiaSys Corporation)

--------------------------------------------------------------------------------

By:                                     Todd M. DeMatteo

--------------------------------------------------------------------------------

Date: October 14, 1997                  President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
Todd M. DeMatteo

President, CEO and Director             Date: October 14, 1997

--------------------------------------------------------------------------------
Walter Greenfield

Chief Scientist and Director            Date: October 14, 1997

--------------------------------------------------------------------------------
Conard R. Shelnut

Secretary and Director                  Date: October 14, 1997

--------------------------------------------------------------------------------
Michael F. Primini

Chief Financial Officer,                Date: October 14, 1997
Assistant Secretary and
Vice President-Finance and Administration;
--------------------------------------------------------------------------------
Dr. Robert Engel

Director                                Date: October 14, 1997

--------------------------------------------------------------------------------
Robert P. Carroll

Director                                Date: October 14, 1997

--------------------------------------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Auditors                                          F-2

Financial Statements:

   Balance sheet at June 30, 1997                                       F-3

   Statements of operations for the years ended June 30, 1997 and 1996 and the period March 27, 1992 (date of inception)
     through June 30, 1997                                              F-4

   Statements of changes in stockholders' equity for the years ended
     June 30, 1997 and 1996                                             F-5

   Statements of cash flows for the years ended June 30, 1997 and 1996 and the period March 27, 1992 (date of inception)
     through June 30, 1997                                              F-6

   Notes to financial statements                                    F-7 to F-14

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
DiaSys Corporation

We have audited the balance sheet of DiaSys Corporation (a development stage company) as of June 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for two years in the period then ended, and the period March 27, 1992, date of inception, through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation at June 30, 1997, and the results of its operations and its cash flows for the aforementioned periods, in conformity with generally accepted accounting principles.

                                                  /s/ WISS & COMPANY
                                                  ------------------------------
                                                  WISS & COMPANY, LLP

Livingston, New Jersey
August 1, 1997


                                DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                  JUNE 30, 1997

                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                       $1,123,486
   Accounts receivable, less allowance for sales returns
    and doubtful accounts of $345,031                            197,763
   Inventories                                                   366,106
   Prepaid expenses and other current assets                      19,353
                                                              ----------
         Total Current Assets                                                   1,706,708

EQUIPMENT, FURNITURE AND FIXTURES, LESS                                            79,866
  ACCUMULATED DEPRECIATION

PATENT, LESS ACCUMULATED AMORTIZATION                                              72,914

DEFERRED OFFERING COSTS                                                            14,003
                                                                               ----------
                                                                               $1,873,491
                                                                               ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $  125,298

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock $.001 par value:
     Authorized 100,000 shares, no shares issued                     --
   Common stock $.001 par value:
     Authorized 10,000,000 shares, issued 2,364,000                2,364
   Additional paid-in-capital                                  5,802,036
   Deficit accumulated during the development stage           (4,056,207)
                                                              -----------
         Total Stockholders' Equity                                             1,748,193
                                                                               ----------
                                                                               $1,873,491
                                                                               ==========





See accompanying notes to financial statements.



                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS


                                                                           March 27, 1992
                                               Year Ended June 30,       (date of inception)
                                           ---------------------------       through
                                              1997          1996          June 30, 1997
                                           ----------    -----------    -------------------
NET SALES                                 $   446,669    $   234,837        $ 1,275,692
COST OF GOODS SOLD                            121,127         89,307            425,570
                                          -----------    -----------        -----------
GROSS PROFIT                                  325,542        145,530            850,122
                                          -----------    -----------        -----------
OPERATING EXPENSES:
   Selling                                    939,645        654,754          2,059,083
   General and administrative                 558,403        450,403          1,632,754
   Investment banking advisory services       517,500           --              517,500
   Research and development                   408,234        250,930          1,050,171
                                          -----------    -----------        -----------
                                            2,423,782      1,356,087          5,259,508
                                          -----------    -----------        -----------
LOSS FROM OPERATIONS                       (2,098,240)    (1,210,557)        (4,409,386)

INTEREST INCOME                                93,665        171,531            357,679

INTEREST EXPENSE TO STOCKHOLDERS
  AND RELATED PARTY                              --             --             (4,500)
                                          -----------    -----------        -----------
NET LOSS                                  $(2,004,575)   $(1,039,026)       $(4,056,207)
                                          ===========    ===========        ===========


NUMBER OF COMMON SHARES OUTSTANDING         2,364,000      2,240,000
                                          ===========    ===========
NET LOSS PER COMMON SHARE                 $      (.85)   $      (.46)
                                          ===========    ===========





See accompanying notes to financial statements.



                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY






                                                                                  Deficit
                                                                                Accumulated
                                             Common Stock                       During the
                                      -------------------------     Paid-in     Development
                                         Shares      Par Value      Capital        Stage
                                      ------------  ----------     -------     ------------
BALANCE, JUNE 30, 1995                  2,240,000     $2,240       $5,209,660   $(1,012,606)

YEAR ENDED JUNE 30, 1996:
   Net loss                                  --         --            --         (1,039,026)
                                       ----------     ------       ----------   -----------

BALANCE, JUNE 30, 1996                  2,240,000      2,240       5,209,660     (2,051,632)

YEAR ENDED JUNE 30, 1997:
   Issuance of common stock for
     investment banking advisory
     services at $5.75 per
     share, 120,000 shares issued         120,000        120         517,380          --
     Exercise of 4,000 warrants at
     $7.00 per share                        4,000          4          27,996          --
   Issuance of common stock options
     to directors for services
     rendered                                --          --           47,000          --
   Net loss                                  --          --            --        (2,004,575)
                                        ---------     ------       ----------   -----------
BALANCE, JUNE 30, 1997                  2,364,000     $2,364       $5,802,036   $(4,056,207)
                                        =========     ======       ==========   ===========






See accompanying notes to financial statements.


                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                                                      March 27, 1992
                                                                                                         (date of
                                                                      Year Ended June 30,               inception)
                                                                -------------------------------           Through
                                                                   1997                1996            June 30, 1997
                                                                -----------         -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     (2,004,575)         $(1,039,026)         $(4,056,207)
   Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Compensation forgiven by officers                               --                   --                200,000
      Amortization of patent                                        37,617               24,052               74,608
      Depreciation of equipment, furniture
        and fixtures                                                16,057               12,217               37,077
      Provision for losses on accounts
        receivable  and sales returns in 1997                      326,031                 --                345,031
      Common stock issued for service                              517,500                 --                517,500
      Common stock options issued for services                      47,000                 --                 47,000
      Changes in operating assets and liabilities:
        Accounts receivable                                       (475,991)              21,985             (542,794)
        Inventories                                                (74,659)             (83,841)            (366,106)
        Prepaid expenses and other current assets                    8,614              (14,344)             (19,353)
        Accounts payable and accrued expenses                       42,210              (18,629)            128,618
                                                               -----------          -----------          -----------
          Net cash flows from operating activities              (1,560,196)          (1,097,586)          (3,634,626)
                                                               -----------          -----------          -----------
   Purchases of equipment, furniture and fixtures                  (37,688)             (16,940)            (116,943)
   Costs of patent                                                 (65,095)             (20,534)            (147,521)
                                                               -----------          -----------          -----------
          Net cash flows from investing activitieS                (102,783)             (37,474)           (264,464)
                                                               -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Offering costs                                                   (14,003)                --             (1,303,424)
   Proceeds from issuance of common stock and warrants              28,000                 --              6,326,000
                                                               -----------          -----------          -----------
          Net cash flows from financing activities                  13,997                 --              5,022,576
                                                               -----------          -----------          -----------
NET CHANGE IN CASH AND EQUIVALENTS                              (1,648,982)          (1,135,060)           1,123,486

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        2,772,468            3,907,528                 --
                                                               -----------          -----------          -----------
CASH AND EQUIVALENTS, END OF PERIOD                            $ 1,123,486          $ 2,772,468          $ 1,123,486
                                                               ===========          ===========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $      --            $      --            $      --
                                                               ===========          ===========          ===========
  Income taxes paid                                            $      --            $      --            $
                                                               ===========          ===========          ===========
  NONCASH FINANCING ACTIVITIES -
   Issuance of common stock for finders
    fees and expenses                                          $      --            $      --            $    25,000
                                                               ===========          ===========          ===========
   Application of deferred offering costs at
    June 30, 1994                                              $      --            $      --            $    25,000
                                                               ===========          ===========          ===========





See accompanying notes to financial statements.

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          NATURE OF THE BUSINESS - DiaSys Corporation ("the Company"), designs, develops, manufactures, and distributes proprietary products for medical and clinical laboratory applications. The Company distributes its products primarily through regional sales managers employed by the Company, in addition to independent sales representatives and dealers, who sell to medical and clinical laboratories and hospitals in the United States, Europe and Pacific Asia.

          The Company is in the development stage and since its incorporation on March 27, 1992, has engaged in organizational activities, development and marketing of the "R/S 2000", "R/S 1000" and the "R/S 2003" urine sediment workstation, and the "FE-2" workstation for fecal concentrates. The Company has had limited sales and has operated at a loss since inception.

          ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

          FINANCIAL INSTRUMENTS - Financial instruments include cash and equivalents, accounts receivable, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

          REVENUE RECOGNITION - Revenue from equipment sales is recognized at the time the equipment is shipped.

          INCOME TAXES - Deferred income taxes arise from temporary differences between financial and tax reporting, principally bad debt expense and net operating loss carryforwards.

          INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of products manufactured by the Company,

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

          in addition to products manufactured by subcontractors to Company specifications.

          EQUIPMENT, FURNITURE AND FIXTURES - Equipment, furniture and fixtures are recorded at cost and are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 10 years.

          PATENT COSTS - The costs of obtaining patents are amortized over a 3 year life for accounting purposes.

          DEFERRED OFFERING COSTS - Offering costs have been deferred, pending the outcome of an offering. If the offering is successful, these costs will be charged against additional paid-in capital; otherwise, they will be charged to expense.

          WARRANTY COSTS - Through March 1995 warranty costs were incurred by subcontractors and accordingly, no accrual was appropriate. Since April 1995, the Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date. As warranty costs remain and are expected to remain insignificant, no accrual for warranty costs is appropriate.

          NET LOSS PER SHARE - Net loss per share is based upon the weighted average of all common shares outstanding. No effect is given to common share equivalents when there is a net loss.

          CASH EQUIVALENTS - The Company considers money market funds and all other highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          STOCK OPTIONS - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1997 and 1996.

          Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's proforma net loss and net loss per share would have been approximately ($2,029,000) ($.86 per share) in 1997 and ($1,044,000) ($.47 per share) in 1996, using the
          Black-Scholes option pricing model.

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

          NEW ACCOUNTING PRONOUNCEMENTS - Effective in 1998, the Company will be required to adopt Statement of the Financial Accounting Standards Board FAS 128 (earnings per share). The impact of the adoption is not expected to have a material effect on the Company's financial statements.

NOTE 2 -  INVENTORIES:

          Inventories at June 30, 1997 consist of the following:

                  Raw material                        $211,406
                  Work-in-process                        5,019
                  Finished goods                       149,681
                                                      --------
                                                      $366,106
                                                      ========

NOTE 3 -  CONCENTRATION OF CREDIT RISK:

          Included in cash and equivalents are U.S. Treasury bills of approximately $1,106,000 maturing at weekly intervals, bearing interest between 4.85% and 5.33%.

NOTE 4 -  EQUIPMENT, FURNITURE AND FIXTURES:

          Equipment, furniture and fixtures at June 30, 1997 are summarized as follows:

               Machinery and equipment                 $94,977
               Furniture and fixtures                   21,859
                                                       --------
                                                       116,836
               Less:  Accumulated depreciation          36,970
                                                       --------
                                                       $79,866
                                                       ========

NOTE 5 -  INCOME TAXES:

          For income tax reporting purposes, the Company has a December 31 year end. The Company has a net operating loss carryforward of approximately $3,650,000 at June 30, 1997 (including net losses for the six months ended June 30, 1997) which can be used to offset future federal taxable income through 2011.

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

          The significant components of the Company's deferred tax assets are summarized below:

                                                         June 30, 1997
                                                         -------------
               Allowance for sales returns and
                 doubtful accounts                       $   148,000
               Net operating loss tax carryforwards        1,561,000
                                                         -----------
                                                           1,709,000
               Valuation allowance                        (1,709,000)
                                                         -----------
                                                         $     --
                                                         ===========

          A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is appropriate at June 30, 1997.

NOTE 6 -  PREFERRED STOCK:

          The Board of Directors is authorized to issue 100,000 shares of Preferred Stock, $.001 par value, in one or more series and, to the extent now or hereafter permitted by the laws of the State of Delaware, to fix and determine the preferences, voting powers, qualifications and special and relative rights or privileges of each series including, but not limited to: (i) the number of shares to constitute such series and the distinguishing designation thereof;
          (ii) the dividend rate on the shares of such series and the preferences, if any, and the special and relative rights of such shares of such series as to dividends; (iii) whether or not the shares of such series shall be redeemable and, if redeemable, the price, terms and manner of redemption; (iv) the preferences, if any, and the special and relative rights of the shares of such series upon liquidation of the Company; (v) whether or not shares of such series shall be subject to the operation of a sinking fund and, if so, the terms and provisions of such fund; (vi) whether or not such series shall be convertible into shares of any other class or other series of the same class of stock of the Company and, if so, the conversion price or ratio and other conversion rights; (vii) the conditions under which the shares of such series shall have separate voting rights or no voting rights; and (viii) such other designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions of such series to the full extent now or hereafter permitted by the laws of the State of Delaware. Notwithstanding the fixing of the number of shares constituting a particular series, the Board of Directors may at any time authorize the issuance of additional shares of the same series.

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 -  WARRANTS:

          Each Redeemable Warrant entitles the registered holder to purchase one share of Common Stock at a price of $7.00, subject to adjustment in certain circumstances. The Redeemable Warrants were set to expire on January 10, 1997. On January 3, 1997, the Board of Directors approved the extension of the expiration date of the redeemable warrants to July 10, 1997. On May 21, 1997, the Board of Directors of the Company reduced the exercise price of the Redeemable Warrants for the remainder of their term to $5.25 per share. On July 3, 1997 the Board of Directors of the Company approved the extension of the expiration date of the 566,000 publicly traded Redeemable Warrants to October 10, 1997.

NOTE 8 -  INCENTIVE STOCK OPTION PLAN:

          The Company has an incentive stock option plan, the 1993 Incentive Stock Option Plan (the "Plan"), under Section 422 of the Internal Revenue Code whereby the Company will reserve up to 100,000 shares of its common stock for the purpose of granting options to purchase such shares (the "Options") pursuant to the Plan. Options are granted to its officers, employees, and directors, as determined by the Board of Directors or by a committee appointed by them, provided that the exercise price of the Options is equal to or greater than the fair market price of the Company's common stock on the date the Option is granted. No options may be granted under the Plan after November 14, 2003. No Options may be exercised until the twenty-fourth month following the date the Option was granted. At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option.

          Unless otherwise provided, no Options granted under the Plan are transferable by the Optionee other than by will or by the law of descent and distribution. Options granted under the Plan terminate within a specified period of time following termination of an Optionee's employment.

          With respect to an Option granted to an employee who possesses more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant, the exercise price of the Option must be at least equal to 110% of the fair market value of the shares subject to the Option on the date of the grant. The aggregate fair market value of the common

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

          stock (determined at the date of the Option grant) for which incentive stock options granted under the Plan may become first exercisable in a calendar year may not exceed $100,000. No Option will be exercisable prior to two years from the date of grant and Options may not be exercisable more than ten years after the date of grant (five years if held by an employee holding more than 10% of total voting rights).

          During February 1996, the Plan was amended to increase the number of shares of common stock available for granting Options to purchase such shares to a total of 200,000 shares. An additional amendment, approved at the 1997 annual meeting, increased the number of shares to a total of 300,000.

          Outstanding Options at June 30, 1997 are as follows:

                                           Shares   Exercise Price   Expiration
          Exercise Date                  Issuable      Per Share        Date
          -------------                  --------   --------------   -----------

          February 1996                   35,000       $2.50      February 2004

          February 1997                    8,000        6.00      February 2005

          September 1997                   3,000        6.875     September 2005

          February 1998                    9,000        7.25      February 2006

          June 1998                        5,500        7.625     June 2006

          September 1998                  63,000        6.25      September 2006

          November 1998                    5,000        5.75      November 2006

          February 1999                   44,000        7.063     February 2007

          June 1999                       12,500        6.00      June 2007
                                         -------
          Total Options Outstanding      185,000    $2.50-7.625
                                         =======

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

          Options under the Incentive Stock Option Plan are summarized as follows:

                                                 Year Ended June 30, 1997
                                             -----------------------------------
                                                                    Weighted-
                                                 Shares              Average
                                             Under Option         Exercise Price
                                             ------------         --------------
           Options outstanding at
            beginning of year                      88,000            $5.28
           Options granted                        124,500             6.49
           Options expired/withdrawn              (27,500)            7.33
           Options exercised                         --                --
                                              -----------
           Options outstanding at end of year     185,000             5.79
                                              -----------
           Option price per share             $2.50-7.625
                                              -----------
           Options exercisable:
            Number of shares                       39,000             2.86
                                              ===========

     The fair value of options granted in 1997 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0% dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 22.5% and a weighted-average expected life of the options of 8 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 9 -  COMMITMENTS:

          LEASES - The following is a schedule of future minimum rental payments required for all non-cancellable operating leases:

                           1998                $19,404
                                               =======

                              DIASYS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

          Rent expense for the years ended June 30, 1997 and 1996, and the period March 27, 1992 (date of inception) through June 30, 1997 was $33,923, $21,250 and $100,219, respectively.

          OFFICERS' COMPENSATION - Two of the Company's officers have employment agreements for a one year term effective January 1, 1997 and renewable upon mutual consent of the parties. For the years ended June 30, 1997 and 1996 the two officers earned annual base compensation of $135,000 and $70,000, respectively. During January 1997 the Chief Executive Officer received a $50,000 "sign-on bonus" for agreeing to extend his employment contract one year.

NOTE 10 - MAJOR CUSTOMERS:

          Sales to major customers as a percentage of net sales are summarized as follows:

                                                       Year Ended June 30,
                                                       -------------------
                                                        1997         1996
                                                       -----        ------
          Smith Kline Beechum Clinical Laboratories     --%           11%
          Foreign Customers                             13            14