Form 10QSB
period 1997-09-30
DIASYS CORP
filed 1997-11-14
CIK 916380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM-10QSB

(Mark One)

    [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997


    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                      For the transition period N/A to N/A


                         Commission File number: 0-24974



                               DIASYS CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                           06-1339248
---------------------------------                         ----------------------
  (State or other jurisdiction                            (I.R.S. Employer ID #)
of incorporation or organization)


                   49 LEAVENWORTH STREET, WATERBURY, CT 06702
                   ------------------------------------------
                    (Address of principal executive offices)


                                  203-755-5083
                 -----------------------------------------------
                 (Issuer's Telephone number including area code)


                                      NONE
      ---------------------------------------------------------------------
      (Former name, address and/or fiscal year if changed from last report)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:

                               YES  X     NO
                                   ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:

                               YES        NO
                                   ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: NOVEMBER 10, 1997

                             COMMON STOCK: 2,414,200
                                WARRANTS: 565,800

================================================================================

                                   DIASYS CORPORATION
                              (A Development Stage Company)

                                      BALANCE SHEET

                                                             September 30     June 30
                                                                 1997           1997
                                                             -----------    -----------
                                                             (Unaudited)     (Audited)
                          ASSETS
Current Assets
  Cash and equivalents ...................................   $   782,421    $ 1,123,486
  Accounts Receivable, less allowance for doubtful
    accounts of $19,000 at 9/30/97 and $345,031
    at 6/30/97 ...........................................        89,078        197,763
  Inventories ............................................       443,041        366,106
  Prepaid expenses and other assets ......................        19,353         19,353
                                                             -----------    -----------
         Total Current Assets ............................     1,333,893      1,706,708
                                                             -----------    -----------
  Equipment, Furniture and Fixtures less
    accumulated depreciation .............................        75,491         79,866
  Patent, less accumulated amortization ..................        65,065         72,914
  Deferred Offering Cost .................................        26,728         14,003
                                                             -----------    -----------
         TOTAL ASSETS ....................................   $ 1,501,177    $ 1,873,491
                                                             ===========    ===========

             LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities
   Accounts Payable ......................................       134,211        124,910
   Accrued Expenses ......................................             0            388
                                                             -----------    -----------
         Total Current Liabilities .......................       134,211        125,298
                                                             -----------    -----------

Stockholder's Equity
  Common Stock $.001 par value: Authorized 10,000,000,
    issued 2,414,200 at 9/30/97 and 2,364,000
    at 6/30/97 ...........................................         2,414          2,364
  Additional Paid in Capital .............................     6,050,536      5,802,036
  Deficit Accumulated during the development stage .......    (4,685,984)    (4,056,207)
                                                             -----------    -----------
         Total Stockholder's Equity ......................     1,366,966      1,748,193
                                                             -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY .......   $ 1,501,177    $ 1,873,491
                                                             ===========    ===========

                                        DIASYS CORPORATION
                                   (A Development Stage Company)

                                      STATEMENT OF OPERATIONS
                                            (Unaudited)

                                                                                        March 27,
                                                           Three          Three       1992 Date of
                                                           Months         months        inception
                                                           ended          ended          through
                                                        September 30   September 30   September 30
                                                            1997           1996           1997
                                                        ------------   ------------   ------------
Sales of workstations and Related supplies ...........     102,141         77,875       1,351,528
Rental/Lease Revenue .................................       6,513          3,992          32,818
                                                         ---------      ---------      ----------
Net sales ............................................     108,654         81,867       1,384,346

Cost of Goods Sold ...................................      32,674         25,298         458,244
                                                         ---------      ---------      ----------
Gross Profit .........................................      75,980         56,569         926,102
% of Gross Profit ....................................       69.93%         69.10%          66.90%

OPERATING EXPENSES
   Selling ...........................................     226,678        215,091       2,285,761
   General & Admin ...................................     134,312         85,005       1,767,066
   Investment banking advisory services ..............     247,500              0         765,000
   Research/Development ..............................     107,170         71,142       1,157,341
                                                         ---------      ---------      ----------
                                                           715,660        371,238       5,975,168
                                                         ---------      ---------      ----------
Income (Loss) from operations ........................    (639,680)      (314,669)     (5,049,066)
Interest expense to stockholders and related party....           0              0          (4,500)
Interest income ......................................       9,901         50,999         367,580
                                                         ---------      ---------      ----------
Net Income (Loss) ....................................    (629,779)      (263,670)     (4,685,986)
                                                         =========      =========      ==========
Number of Common and common equivalent
  shares deemed outstanding ..........................   2,414,200      2,364,000       2,364,200
                                                         =========      =========      ==========
Net Loss per Common and Common
  equivalent share: Primary ..........................      ($0.26)        ($0.12)
                                                             =====          =====

                                    DIASYS CORPORATION
                               (A Development Stage Company)

                                  STATEMENT OF CASH FLOWS
                                        (Unaudited)

                                                                 For the         For the
                                                              three months    three months
                                                                  Ended           Ended
                                                              September 30    September 30
                                                                  1997            1996
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss ...............................................    ($  629,779)    ($  263,670)
  Adjustments to reconcile net loss to net cash flows from
    operating activities
      Investment Banking Advisory Services ...............        247,500               0
      Amortization of patents ............................          7,850           5,550
      Depreciation of equipment, furniture & fixtures ....          4,375           3,000

  Changes in operating assets and liabilities
      Accounts Receivable ................................        108,686         (25,061)
      Inventory ..........................................        (76,935)        (52,401)
      Prepaid expenses and other current assets ..........              0          (4,237)
      Accounts payable and accrued expenses ..............          8,913          (6,386)

  Net cash flows from operating activities ...............       (329,390)       (343,205)
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, furniture and fixtures .........              0          (1,695)
  Net Cash flows from investing activities ...............              0               0
                                                               ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Offering costs .........................................        (11,675)              0
  Net Cash flows from financing activities ...............        (11,675)              0
                                                               ----------      ----------
NET CHANGE IN CASH AND EQUIVALENTS .......................       (341,065)       (344,900)

CASH AND EQUIVALENTS-BEG. OF PERIOD ......................      1,123,486       2,772,468
                                                               ----------      ----------
CASH AND EQUIVALENTS-END OF PERIOD .......................     $  782,421      $2,427,568
                                                               ==========      ==========
SUPPLEMENTAL CASH FLOW ACTIVITIES
    Interest paid ........................................             $0              $0
    Income taxes paid ....................................             $0              $0

NON CASH FINANCING ACTIVITIES
    Issuance of common stock for investment
      Banking Advisory Services ..........................     $  300,000              $0

                                              DIASYS CORPORATION
                                        (A Development Stage Company)

                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Deficit
                                                                                                 Accumulated
                                                             Common Stock                         During the
                                                       ----------------------       Paid-in      Development
                                                        Shares      Par Value       Capital         Stage
                                                       ---------    ---------     ----------     -----------
BALANCE JUNE 30, 1997 ..............................   2,364,000     $2,364       $5,802,036     $(4,056,207)

YEAR ENDED JUNE 30, 1998:
Issuance of common stock for Investment Banking
  Advisory Services at $5.75 per share .............        --         --            172,500            --
Issuance of common stock for Investment Banking
  Advisory Services at $6.00 per share,
  50,000 shares issued .............................      50,000         50           74,950            --
Exercise of 200 warrants at $5.25 per share ........         200           .2          1,050            --
Net Loss ...........................................        --         --               --          (629,779)
                                                       ---------     --------     ----------     -----------
BALANCE SEPT. 30, 1997 .............................   2,414,200     $2,414.2     $6,050,536     $(4,685,986)
                                                       =========     ========     ==========     ===========

                               DIASYS CORPORATION
                         (A Developmental Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


                                     PART I

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

                                    PART II

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

     In January of 1995, the Company completed its initial public offering ("Offering) of 1,000,000 shares of its Common Stock, par value $.001 ("Common Shares") and 500,000 Common Stock Purchase warrants, each exercisable at a fixed price into one Common Share ("Warrants"). The Company received net proceeds after expenses of $3,961,179 from the Offering. In addition, on February 2, 1995, the Company's underwriter exercised its option to purchase 130,000 additional Common Shares and 70,000 Warrants from the Company pursuant to an over-allotment option granted to the underwriter as part of the Offering. The Company received an additional $561,425 in net proceeds from the exercise. Accordingly, the Company realized $5,735,500 in proceeds from its Offering with net proceeds after expenses of $4,522,604.

     On July 24, 1997 the Company filed a post effective amendment consisting of 566,000 shares of Common Stock, par value $.001 (the "Common Stock"), issuable upon the exercise of 566,000 Redeemable Common Share Purchase Warrants, (the "Redeemable Warrants'). The Redeemable Warrants were issued in connection with a public offering of the Company's securities in January 1995. Each Redeemable Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $7.00 per share, subject to adjustment in certain circumstances. On January 3, 1997 the Board of Directors of the Company approved the extension of the 566,000 publicly traded redeemable warrants to July 10, 1997. On May 21, 1997 the Board of Directors of the Company reduced the exercise prices of the Redeemable Warrants for the remainder of their term to $5.25 per share. On July 3, 1997, the Board of Directors of the Company approved the extension of the expiration date of the 566,000 publicly traded Redeemable Warrants from July 10, 1997 to October 10, 1997; and, on October 7, 1997 the Board of Directors approved a further extension of the expiration date from October 10, 1997 to April 10, 1998.


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

    "R/S" SERIES: The Company's first family of products is the "R/S" series of urine sediment workstations. These workstations increase the accuracy, productivity and safety of the numerous laboratories which routinely analyze urine sediment. The "R/S" family is comprised of three models: The R/S 1000 serves the needs of laboratories conducting fewer than 20 urine tests at a time such as doctor office laboratories, out patient clinics, and "stat" labs where accuracy, standardization and quick turnaround are of utmost importance. The R/S 2000 serves mid-sized laboratories such as general hospitals. The R/S 2003 accommodates high volume laboratories such as clinical reference labs.

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

     The "R/S" series workstations are the preferred practice for major laboratory networks such as SmithKline Beecham, and was recently profiled in 1997 SPINOFF, the annual report of technology published by the National Aeronautical And Space Administration (NASA).

    "FE" SERIES: The Company's fourth workstation product, the FE-2, is the first of a new family of products designed by the Company for use in microbiology. More specifically, the FE-2 is a counter top instrument which automates and reduces the cost of microscopic analysis of fecal concentrates. Microscopic analysis of feces is performed by thousands of hospital, public health and private commercial laboratories world wide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an out-patient basis, and quickly provides confirmatory results.

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

     ADDITIONAL PRODUCT DEVELOPMENT: The Company is aggressively developing several additional workstation products for its current markets and for additional market applications.

SALES PLAN:

    NORTH AMERICA: The Company sells and services its workstation-products through its headquarter offices in Waterbury, CT and eight (8) regional sales offices located throughout the United States and Canada. Each sales office is staffed by a manager and each manager is responsible for coordinating sales efforts with the dealers and independent sales representatives in and for the region. The regional sales offices are supported by a manager of marketing information systems, a director of strategic accounts, a customer service technician and a newly appointed vice president of sales and marketing, each located at the Company's headquarter office.

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

    INTERNATIONAL: The Company is commencing distribution operations in Europe, South America, Central America, China and parts of Pacific-Asia. The Company has appointed a country manager in England and another in Japan to assist with and oversee European and Pacific-Asian operations, respectively. Neither country manager is an employee of the Company and each is compensated on a percentage of territorial sales only.

     The Company has installed workstations in Ireland, Italy, Spain, Belgium, France, Switzerland, Portugal, Mexico, Brazil, Bolivia, Qatar and Luxembourg. The Company has started to implement its distribution plan for Japan, Taiwan and Singapore.

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

MANUFACTURING:

     The Company manufactures and tests all of its own workstation products against drawings and other documentation devised by the Company's Engineering Department. It is the Company's plan to promote self sufficiency and exclusive dominion over its workstation products.Management believes that it has taken those steps necessary and appropriate to build the Company's foundation for long term growth and viability.

FINANCIAL CONDITION:

     The Company's financial condition was adversely and materially effected by what the Company believes was a wrongful and deliberate breach by a third party of a certain agreement to purchase multiple workstations from the Company. As previously disclosed, the Company announced on November 19, 1996, that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc. (NASD: IMII). Under the Agreement, IMI was to purchase 200 of the Company's workstation products by June 30, 1997 and integrate such products into IMI's new core laboratory workstation for further resale by IMI to its customers. On March 27, 1997 the Company completed delivery of the first 100 workstations to IMI. The remaining 100 units were pending the assignment of a delivery date. On June 16, 1997, IMI advised the Company that it was rejecting all workstations as non-conforming under the terms of the Agreement. On July 3, 1997 and following several communications between the parties, the Company notified IMI that it had suspended the Agreement pending the resolution of the outstanding disputes including any issues of conformity of goods and non-payment for the goods delivered. On July 17, 1997, IMI notified the Company that it had terminated the IMI agreement due to the Company's alleged breach(es) of the Agreement.

     The Company believes that it did not breach the Agreement; and in that connection, is pursuing its remedies against IMI. The Company believes that it will ultimately prevail in any such action. To maintain its fiscal responsibility, however, the Compnay elected to write down to "0" the receivable of $391,091 owed to the Company at June 30, 1997 by IMI under the Agreement and to reposses 94 of the 100 units delivered under the Agreement.

LIQUIDITY AND CAPITAL RESOURCES:

     As of September 30, 1997 the Company had cash and equivalents of $782,421 a decrease of $341,065 from $1,123,486 as of June 30, 1997. The decrease in cash and equivalents was primarily due to continued expenditures for sales-related activities, new product marketing, and new product development.

     The Company's inventory increased by $76,935 from $366,106 as of June 30, 1997 to $443,041 as of September 30, 1997. The increase in inventory was due primarily to the return to inventory of 94 units of R/S 2003 manufactured by the Company for Intelligent Medical Imaging Inc. (See FINANCIAL CONDITION above).

     The Company's financial statements for the three months ended September 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

     Management has both instituted and is instituting revenue raising and cost-cutting measures which it believes is sufficient to meet its liquidity demands for the next twelve months. The Company is also seeking additional financing through the exercise of its outstanding warrants.

RESULTS OF OPERATIONS

NET REVENUE AND BACKLOG:

     The Company's Net Revenue increased by $26,787 for the three month period ended September 30, 1997 as compared to the same period in the previous year.

     Management expects that Net Revenue will increase as the Company continues to implement its strategic growth plan.

GROSS PROFIT:

     The Company's gross profit (Net Revenue less cost of goods sold) increased by $19,411 for the three month period ended September 30, 1997. The Company's gross profit percentage (gross profit divided by Net Revenue) increased for the three month period ended September 30, 1997 from 69.1% to 69.9%. Management believes that gross margins and gross margin percentages will continue to increase when the combined savings realized through greater economies of scale and further success of the Company's strategic growth plan are fully realized.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

     For the three month period ended September 30, 1997, the Company's expenses increased from $300,096 to $608,490 over the same three month period in 1996, an increase of $308,394 or 102.8%.

     The increase in SG&A expenses was primarily "non-cash" and due to the effect of a certain investment banking relationship ("Agreement") made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. ("Investment Banker"). Under the terms of the Agreement, the Investment Banker provides the Company with the following services and/or undertake the following tasks, as the case may be, ("Services"):

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

     In return for Services, the Company agreed to issue to the Investment Banker 120,000 shares of the Company's common stock of which 60,000 shares have been issued to Morse and 60,000 shares have been issued to WR Consulting. Under applicable accounting principles, the stock has been valued at $5.75 per share and is recognized as a "non-cash" SG&A expense of $172,500 for each of the four quarters commencing October 1, 1996 and ending September 30, 1997.

     In July 1997, WR Consulting notified the Company that the recent developments with IMI greatly and adversely impacted WR's ability to adequately perform its services under a certain investment banking agreement with the Company, and that WR would have to devote substantially more time and resources necessary to build an environment of higher liquidity and investor awareness. WR thereafter required 50,000 additional shares of common stock as compensation or they would opt to rescind the transaction. In light of the damaging effect of IMI's press release(s), the Company elected to issue the additional 50,000 shares to WR as required. The stock has been valued at $6.00 per share and is recognized as an additional "non cash" SG&A expense of $75,000 for each of the four quarters commencing July 1, 1997. The Company is not required to issue any additional shares. The Investment Banker is entitled to no other compensation for Services under its Agreement.

     Without the effect of the Agreement, SG&A expenses would have increased from $300,096 to $360,990 for the three month period ended September 30, 1997 compared to the same three month period in 1996. The increase in SG&A expenses for the period ended September 30, 1997 was due primarily to: (i) increased legal fees associated with the termination of the IMI agreement; (ii) wages and benefits associated with two additional employees; (iii) increased sales administration and sales related travel.

RESEARCH AND DEVELOPMENT:

     For the three month period ended September 30, 1997, research and development expenses increased from $71,142 to $107,170 over the same three month period for 1996, an increase of $36,028 or 50.6%.

     Increases in research and development expenses over the above period were directly related to: (i) purchase of materials for the prototype of two new workstation products; and, (ii) wages and benefits associated with two additional development engineers.

NET (LOSS) OR GAIN:

     The Company reported a net loss of $629,779 for the three month period ended September 30, 1997 compared to a net loss of $263,670 for the same period ended September 30, 1996.

     Management attributes the increase in net loss to expenses associated with:
(i) the "non-cash" effect of the investment banking relationship described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above; (ii) wages and benefits associated with four additional employees over the comparable period; (iii) increased sales related travel; and, (iv) increased legal fees associated with the termination of the product integration agreement with IMI.

     Without the effect of the investment banking relationship described in SELLING, GENERAL AND ADMINISTRATIVE (SG&A) the Company would have reported a net loss for the three month period ended September 30, 1997 of $382,279 compared to a net loss of $263,670 for the same period ended September 30, 1996.

     Management anticipated a loss for the three month period ended September 30, 1997 as part of the Company's over-all strategic business plan.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         DIASYS CORPORATION


                                         /s/ TODD M. DeMATTEO
                                         ---------------------------------------
Date: November 10, 1997                  Todd M. DeMatteo
                                         President, Chief Executive Officer


                                         /s/ MICHAEL F. PRIMINI
                                         ---------------------------------------
                                         Michael F. Primini
                                         Vice President/Finance & Administration
                                         and Chief Financial Officer