Form 10QSB
period 1997-12-31
DIASYS CORP
filed 1998-02-23
CIK 916380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM-10QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 1997
                                -----------------

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period N/A to N/A

                         Commission File number: 0-24974

                               DIASYS CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                      06-1339248
---------------------------------                  -----------------------
   (State or other jurisdiction                     (I.R.S. Employer ID #)
 of incorporation or organization)

                   49 LEAVENWORTH STREET, WATERBURY, CT 06702
                   ------------------------------------------
                    (Address of principal executive offices)

                                  203-755-5083
                 ----------------------------------------------
                 (Issuer's Telephone number including area code)

                                      NONE
       -------------------------------------------------------------------
      (Former name, address and/or fiscal year if changed from last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days: YES  XX   NO
          ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
YES___  NO___

                          APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: FEBRUARY 10, 1998
                                                  -----------------

                             COMMON STOCK: 2,414,250
                                WARRANTS: 565,800

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

CERTAIN INFORMATION AND FOOTNOTE DISCLOSURE NORMALLY INCLUDED IN FINANCIALS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN OMITTED. THE CONDENSED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED JUNE 30, 1997.

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

The Company has installed workstations in Portugal, Spain, France, Belgium/Luxembourg, Italy, Switzerland, Israel, Qatar, Mexico, Brazil, and Bolivia. The Company has started to implement its distribution plan for Japan, Taiwan and Singapore.

STRATEGIC RELATIONSHIPS:

    BAYER CORPORATION: On December 29, 1997, the Company announced that it entered into a Strategic Cooperation Agreement with the Diagnostics Division of Bayer Corporation, the United States subsidiary of the international chemical and health care conglomerate, Bayer AG headquartered in Germany. Under the Cooperation Agreement, Bayer and DiaSys recommend and refer each other's urinalysis workstations to hospital and commercial laboratory customers in the United States. The companies also confer on account strategy and provide unified network standardization plans through Bayer at the request of the customer. Each company installs and services its own equipment.

     BAYER INCORPORATED: On June 27, 1996 the Company entered into a strategic cooperation agreement with Bayer Inc. of Canada. Under the agreement, Bayer's Health Care Division and the Company jointly market their urine analysis workstations to hospitals and clinical reference laboratories in Canada. The two companies have also agreed to engage in joint product development if and as mutually advisable. Bayer Inc. is the Canadian subsidiary of the health care giant Bayer A.G. headquartered in Germany.

     OTHER SIGNIFICANT CONTRACTS: The Company has established a number of important relationships with large scale customers. These relationships include:
SMITHKLINE BEECHAM CLINICAL LABORATORIES; MID-ATLANTIC GROUP NETWORK OF SHARED SERVICES, INC. (MAGNET); KAISER PERMENENTE, Southern California region; and, AMERINET, INC. of St. Louis Missouri.

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

     TRADE NAMES: The Company has four applications pending for trade names: two in the United States, one in Europe and one in Japan. The Company was recently granted trademark protection for the name "UriZyme" which is an enzyme-based reagent used in the routine maintenance of the Company's workstation products.

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

On February 11, 1998 the Company announced a change to the trading symbols of its publicly traded common stock from DIYS to DIYSC, and for its common stock purchase warrants from DIYSW to DIYWC. The Company's common stock and common stock purchase warrants will continue to be listed on the Nasdaq SmallCap Market via a temporary exception from the net tangible asset requirement which the Company failed to meet as of June 30, 1997. The Company complied with all other aspects and criteria. The Company was granted the temporary exception from the net tangible asset standard based upon the Company's plan to resume compliance in the near future. The Company believes that it will meet these conditions, however, there can be no assurances that it will do so. The exception will expire on March 13, 1998. In the event that the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. In the event that the Company should cease to be listed on The Nasdaq SmallCap Market, the securities may continue to be listed in the OTC-Bulletin Board.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1997 the Company had cash and equivalents of $336,173, a decrease of $787,313 from $1,123,486 as of June 30, 1997. The decrease in cash and equivalents was primarily due to continued expenditures for sales-related activities, new product marketing, and new product development.

The Company's inventory increased by $68,029 from $366,106 as of June 30, 1997 to $434,135 as of December 31, 1997. The increase in inventory was due primarily to the accounting effect of 94 units of R/S 2003 returned by IMI (See FINANCIAL CONDITION above). The returned units are all new and unused. They are valued at their original cost of goods plus incremental costs if any needed to make them "resellable".

Management believes that the Company will require approximately $1,000,000 in additional funding for operations for the ensuing 12 month period. Management is pursuing a plan to secure such financing which includes exercise of its publicly traded common stock purchase warrants and /or private placement. Management believes that its plan will be successful although there can be no assurances that such plan will succeed.

RESULTS OF OPERATIONS

NET REVENUE AND BACKLOG:

The Company's Net Revenue decreased by $19,175 and increased by $7,612 for the three month and six month periods ended December 31, 1997 as compared to the same periods in the previous year. Management expects that Net Revenue will increase as the Company shrugs off the adverse effects of the IMI publicity (See FINANCIAL CONDITION above) and continues to implement its strategic growth plan.

GROSS PROFIT:

The Company's gross profit and margins were essentially unchanged at 70.57% and 70.27% for the three month and six month periods ended December 31, 1997, respectfully. Management believes that gross margins and gross margin percentages will continue to increase as the combined savings realized through greater economies of scale and further success of the Company's strategic growth plan are fully realized.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three month period ended December 31, 1997, the Company's expenses decreased from $594,614 to $440,232 over the same three month period in 1996, a decrease of $154,382 or 26.0%. The decrease in SG&A expenses was due primarily to the completion of the Company's obligations under a certain investment banking relationship ("Agreement") made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. ("Investment Banker"). Under the terms of the Agreement, the Investment Banker provides the Company with the following services and/or undertake the following tasks, as the case may be, ("Services"):

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

In return for Services, the Company agreed to issue to the Investment Banker 120,000 shares of the Company's common stock of which 60,000 shares have been issued to Morse and 60,000 shares have been issued to WR Consulting. Under applicable accounting principles, the stock was valued at $5.75 per share and recognized as a "non-cash" SG&A expense of $172,500 for each of the four quarters commencing October 1, 1996 and ending September 30, 1997.

In July 1997, WR Consulting notified the Company that the contemporaneous developments with IMI greatly and adversely impacted WR's ability to adequately perform its services under a certain investment banking agreement with the Company, and that WR would have to devote substantially more time and resources necessary to build an environment of higher liquidity and investor awareness. WR thereafter required 50,000 additional shares of common stock as compensation or they would opt to rescind the transaction. In light of the damaging effect of IMI's press release(s), the Company elected to issue the additional 50,000 shares to WR as required. The stock was valued at $6.00 per share and recognized as an additional "non cash" SG&A expense of $75,000 for each of the four quarters commencing July 1, 1997. The Company is not required to issue any additional shares. The Investment Banker is entitled to no other compensation for Services under its Agreement.

For the six month period ended December 31, 1997, the Company's SG&A expenses increased from $894,710 to $1,048,722 over the same six month period in 1996, an increase of $154,012 or 17.2%.

The increase in SG&A expense is "non cash" in nature and is a result of the accounting effect for the issuance of the additional 50,000 shares to WR Consulting (see "AGREEMENT" above).

Without the effect of the Agreement, SG&A expenses would have decreased from $422,114 to $365,232 over the same three month period for 1996, and remained essentially unchanged from $722,210 to $726,222 over the same six month period in 1996.

RESEARCH AND DEVELOPMENT:

For the three month period ended December 31, 1997, research and development expenses increased from $78,901 to $113,840 over the same three month period for 1996, an increase of $34,939 or 44.3%. For the six month period ended December 31, 1997, research and development expense increased from $150,043 to $221,010 over the same six month period for 1996, an increase of $70,967 or 47.3%.

Increases in research and development expenses over the above periods were directly related to: (i) purchase of materials for the prototype of two new workstation products; and, (ii) wages and benefits associated with two additional development engineers.

NET (LOSS) OR GAIN:

The Company reported a net loss of (i) $461,352 for the three month period ended December 31, 1997 compared to a net loss of $570,824 for the same period ended December 31, 1996; and (ii) $1,090,080 for the six month period ended December 31, 1997 compared to a net loss of $834,494 for the same period ended December 31, 1996.

Management attributes the decrease in net loss for the three month period ended December 31, 1997 to the reduction of the "non cash" expense associated with the investment banking agreement relationship as described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above.

Management attributes the increase in net loss for the six month period to expenses associated with: (i) the "non-cash" effect of the investment banking relationship described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above; (ii) increased expenses for research and development; and, (iii) increased legal fees associated with the termination of the product integration agreement with IMI.

Without the effect of the investment banking relationship described in SELLING, GENERAL AND ADMINISTRATIVE (SG&A) the Company would have reported a net loss for the three month period ended December 31, 1997 of $386,352 compared to a net loss of $398,324 for the same period ended December 31, 1996, and a net loss for the six month period ended December 31, 1997 of $767,580 compared to a net loss of $661,994 for the same period ended December 31, 1996.

Management anticipated a loss for the three and six month period ended December 31, 1997 as part of the Company's over-all strategic business plan.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           DiaSys Corporation

Date: February 13, 1998                    Todd M. DeMatteo
                                           ----------------------------------
                                           President, Chief Executive Officer



                                           Michael F. Primini
                                         --------------------------------------
                                         Vice President/Finance & Administration
                                           and Chief Financial Officer

                                   DIASYS CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEET

                                                        DECEMBER 31,    JUNE 30,
                                                           1997           1997
           ASSETS                                       (UNAUDITED)    (AUDITED)
          -------                                       ----------     ---------

Current Assets

  Cash and equivalents .............................     $  336,173   $1,123,486
  Accounts Receivable, less allowance for
   doubtful accounts  of $19,000  at 12/31/97 and
   $345,031 at 6/30/97 .............................        142,971      197,763
  Inventories ......................................        434,135      366,106
  Prepaid expenses and other assets ................        19,353       19,353
                                                         ----------   ----------
                  Total Current Assets .............        932,632    1,706,708
                                                         ----------   ----------
 Equipment, Furniture and Fixtures less accumulated
  depreciation .....................................         78,534       79,866
 Patent, less accumulated amortization .............         59,514       72,914
 Deferred Offering Cost ............................         26,728       14,003
                                                         ----------   ----------
           TOTAL ASSETS ............................     $1,097,408   $1,873,491
                                                         ==========   ==========

         LIABILITIES AND STOCKHOLDER EQUITY
         ----------------------------------

Current Liabilities

  Accounts Payable .................................        114,840     124,910
  Accrued Expenses .................................            641         388
                                                         ----------  ----------
          Total Current Liabilities ...............         115,481     125,298
                                                         ----------  ----------
Stockholder's Equity

  Common Stock $.001 par value:Authorized
   10,000,000, issued 2,414,250 at 12/31/97
   and 2,364,000 at 6/30/97 ........................          2,414       2,364
  Additional Paid in Capital .......................      6,125,798   5,802,036

  Deficit Accumulated during the development stage .     (5,146,285) (4,056,207)
                                                         ----------  ----------
           Total Stockholder's Equity ..............        981,927   1,748,193
                                                           --------  ----------
           TOTAL LIABILITIES AND
            STOCKHOLDERS EQUITY ....................     $1,097,408  $1,873,491
                                                         ==========  ==========

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                                                                      March 27,
                                            Six            Six           Three          Three       1992 date of
                                           months         months         months        months        inception
                                            ended          ended          ended        ended          through
                                         December 31,   December 31,   December 31,   December 31,   December 31,
                                             1997          1996           1997           1996          1997
                                         -----------    -----------    -----------    -----------    -----------

Sales of workstations and
 Related supplies ....................      219,886        215,512        117,745        137,637      1,469,273
Rental/Lease Revenue .................       13,013          9,775          6,500          5,783         39,318
                                         ----------     ----------     ----------     ----------     ----------
Net sales ............................      232,899        225,287        124,245        143,420      1,508,591

Cost of Goods Sold ...................       69,240         68,038         36,566         42,740        494,810
                                         ----------     ----------     ----------     ----------     ----------
Gross Profit .........................      163,659        157,249         87,679        100,680      1,013,781
% of Gross Profit ....................        70.27%         69.80%         70.57%         70.20%         67.20%

OPERATING EXPENSES

  Selling ............................      478,859        473,365        252,181        258,274      2,537,942
  General & Administrative ...........      247,363        248,845        113,051        163,840      1,880,117
  Investment banking advisory services      322,500        172,500         75,000        172,500        840,000
  Research/Development ...............      221,010        150,043        113,480         78,901      1,271,181
                                         ----------     ----------     ----------     ----------     ----------
                                          1,269,732      1,044,753        554,072        673,515      6,529,240
                                         ----------     ----------     ----------     ----------     ----------

Income(Loss)
  from operations ....................   (1,106,073)      (887,504)      (466,393)      (572,835)    (5,515,459)

Interest expense to stockholders
  and related party ..................            0              0              0              0         (4,500)

Interest income ......................       15,993         53,010          5,041          2,011        373,672
                                         ----------     ----------     ----------     ----------     ----------

Net Income(Loss) .....................   (1,090,080)      (834,494)      (461,352)      (570,824)    (5,146,287)
                                         ==========       ========       ========       ========     ==========

Number of Common and common equivalent
 shares deemed outstanding ...........    2,414,250      2,270,000      2,414,250      2,300,000
                                          =========      =========      =========      =========

Net Loss per Common and Common
  equivalent share: Primary ..........       ($0.45)        ($0.37)        ($0.19)        ($0.25)
                                             ======         ======         ======         ======


                                   DIASYS CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENT OF CASH FLOWS
                                       (UNAUDITED)


                                                            For the               For the
                                                           six months           six months
                                                             Ended                 Ended
                                                          December 31,           December 31,
                                                             1997                  1996
                                                          -----------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss .........................................   ($1,090,080)             ($834,494)
   Adjustments to reconcile net loss to net
     cash flows from operating activities
      Investment Banking Advisory Services ..........       322,500                172,500
      Amortization of patents .......................        13,400                 11,100
      Depreciation of equipment, furniture &
       fixtures .....................................         8,500                  6,000

   Changes in operating assets and liabilities
      Accounts Receivable ...........................        54,792                (92,841)
      Inventory .....................................       (68,029)               (61,247)
      Prepaid expenses and other current assets .....             0                 (4,237)
      Accounts payable and accrued expenses .........        (9,817)                50,328

   Net cash flows from operating activities .........      (768,734)              (752,891)
                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, furniture and fixtures ...        (7,168)               (20,209)

   Net Cash flows from investing activities .........        (7,168)                     0
                                                          ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering Costs ...................................       (11,412)

   Net Cash flows from financing activities .........       (11,412)                     0
                                                          ---------              ---------

NET CHANGE IN CASH AND EQUIVALENTS ..................      (787,314)              (773,100)

CASH AND EQUIVALENTS-BEG. OF PERIOD .................     1,123,486              2,772,468
                                                          ---------              ---------

CASH AND EQUIVALENTS-END OF PERIOD ..................    $  336,172             $1,999,368
                                                         ==========             ==========

SUPPLEMENTAL CASH FLOW ACTIVITIES
      Interest paid .................................    $        0             $     1,885
      Income taxes paid .............................    $        0             $         0

NON CASH FINANCING ACTIVITIES
      Issuance of common stock for investment
         Banking Advisory Services ..................    $  300,000             $  345,000


                                   DIASYS CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                           Common Stock                                 During the
                                                                           ------------                Paid-in          Development
                                                                      Shares           Par Value        Capital            Stage
                                                                      ------           ---------       ---------        ------------

BALANCE JUNE 30,1995 ......................................         2,240,000            $2,240        $5,209,660       $(1,012,606)

YEAR ENDED JUNE 30,1996:
   Net Loss ...............................................              --                --                --          (1,039,026)
                                                                    ---------            ------        ----------        -----------
BALANCE, JUNE 30, 1996 ....................................         2,240,000             2,240         5,209,660        (2,051,632)

YEAR ENDED JUNE 30, 1997:

Issuance of common stock for Investment Banking
   Advisory Services at $5.75 per share,
   120,000 shares issued ..................................           120,000               120           517,380              --
Exercise of 4,000 warrants at $7.00 per share .............             4,000                 4            27,996              --
Issuance of common stock for directors
   services rendered ......................................              --                --              47,000              --
Net Loss ..................................................              --                --                --          (2,004,575)
                                                                    ---------             -----        ----------       -----------
BALANCE SEPT. 30,1997 .....................................         2,364,000            $2,364        $5,802,036       $(4,056,207)
                                                                    =========            ======        ==========       ===========

YEAR ENDED JUNE 30, 1998:

Issuance of common stock for Investment Banking
   Advisory Services at $5.75 per share, 120,000
   shares issued ..........................................              --                --             172,500              --
Issuance of common stock for Investment Banking
   Advisory Services at $6.00 per share, 50,000
   shares issued ..........................................            50,000                50           149,950              --
Exercise of 250 warrants at $5.25 per share ...............               250              --               1,050              --
Net Loss ..................................................              --                --                --          (1,090,080)
                                                                    ---------       -----------       -----------       -----------
BALANCE SEPT. 30, 1997 ....................................         2,414,250       $     2,414       $ 6,125,798       $(5,146,287)
                                                                    =========       ===========       ===========       ===========
