Form 10QSB
period 1998-03-31
DIASYS CORP
filed 1998-05-20
CIK 916380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM-10QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 1998
                                --------------

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

                          APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: MAY 10, 1998
                                                  ------------

                             COMMON STOCK: 2,962,640

================================================================================



                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                                                        March 31        June 30
                                                                         1998             1997
                                                                      ----------       ----------
          ASSETS                                                     (Unaudited)        (Audited)
Current Assets

   Cash and equivalents                                               $1,015,216(2)    $1,123,486
   Accounts Receivable, less allowance for doubtful accounts
     of $19,000 at 3/31/98 and $345,031 at 6/30/97                       169,513          197,763
   Inventories                                                           490,884          366,106
   Prepaid expenses and other assets                                      20,303           19,353
                                                                      ----------       ----------
             Total Current Assets                                      1,695,916        1,706,708
                                                                      ----------       ----------
   Equipment, Furniture and Fixtures less accumulated depreciation        87,330           79,866

   Patent, less accumulated amortization                                  61,632           72,914

   Deferred Offering Cost                                                 43,654           14,003
                                                                      ----------       ----------
             TOTAL ASSETS                                             $1,888,532(2)    $1,873,491
                                                                      ==========       ==========

          LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

   Accounts Payable                                                       82,509          124,910
   Accrued Expenses                                                       25,078              388
                                                                      ----------       ----------
             Total Current Liabilities                                   107,587          125,298
                                                                      ----------       ----------
Stockholder's Equity

   Common Stock $.001 par value: Authorized 10,000,000,
     issued 2,655,750 at 3/31/98 and 2,364,000 at 6/30/97                  2,656            2,364
   Additional Paid in Capital                                          7,287,307        5,802,036

   Deficit Accumulated during the development stage                   (5,509,018)      (4,056,207)
                                                                      ----------       ----------
             Total Stockholder's Equity                                1,780,945        1,748,193
                                                                      ----------       ----------
             TOTAL LIABILITIES AND
               STOCKHOLDERS EQUITY                                    $1,888,532       $1,873,491
                                                                      ==========       ==========



                               DIASYS CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                                                             March 27,
                                        Nine          Nine         Three        Three      1992 date of
                                       months        months        months       months       inception
                                       ended         ended         ended        ended        through
                                      March 31      March 31      March 31     March 31      March 31
                                        1998          1997          1998         1997          1998
                                     ---------      ---------    ---------     ---------     ---------
Sales of workstations and
    Related supplies                   318,724        705,331       98,838       489,819     1,568,111
Rental/Lease Revenue                    17,328         20,713        4,315        10,938        43,633
                                     ---------      ---------    ---------     ---------     ---------
Net sales                              336,052        726,044      103,153       500,757     1,611,744

Cost of Goods Sold                      99,310        164,418       30,070        96,380       524,880
                                     ---------      ---------    ---------     ---------     ---------
Gross Profit                           236,742        561,626       73,083       404,377     1,086,864
% of Gross Profit                        70.45%        77.35%        70.85%        80.75%        67.43%

OPERATING EXPENSES
   Selling                             700,544        674,013      221,685       200,648     2,759,627
   General & Administrative.           333,693        352,267       86,330       103,422     1,966,447
   Investment banking advisory
     services                          397,500        345,000       75,000       172,500       915,000
   Research/Development                284,437        243,805       63,427        93,762     1,334,608
                                     ---------      ---------    ---------     ---------     ---------
                                     1,716,174      1,615,085      446,442       570,332     6,975,682
                                     ---------      ---------    ---------     ---------     ---------

Income(Loss)
   from operations                  (1,479,432)    (1,053,459)    (373,359)     (165,955)   (5,888,818)

Interest expense to stockholders
   and related party                         0         (1,885)           0             0        (4,500)

Interest income                         26,621         78,575       10,628        23,680       384,300
                                     ---------      ---------    ---------     ---------     ---------
Net Income (Loss)                   (1,452,811)      (976,769)    (362,731)     (142,275)   (5,509,018)
                                    ==========      =========    =========     =========     =========

Weighted average number of
 outstanding common shares           2,655,750      2,364,000    2,655,750     2,364,000
                                    ==========      =========    =========     =========


Net Loss per Common share:
   Basic and diluted                    ($0.55)        ($0.41)      ($0.14)     ( $ 0.06)




                               DIASYS CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 For the               For the
                                                               nine months           nine months
                                                                  Ended                 Ended
                                                                March 31              March 31
                                                                  1998                  1997
                                                               ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                   ($1,452,811)           ($976,769)
   Adjustments to reconcile net loss to net cash flows from
     operating activities
       Investment Banking Advisory Services                       397,500              345,000
       Amortization of patents                                     18,950               16,600
       Depreciation of equipment, furniture & fixtures             12,626                9,000

   Changes in operating assets and liabilities
       Accounts Receivable                                         28,250             (469,995)
       Inventory                                                 (124,778)             (74,517)
       Prepaid expenses and other current assets                     (950)             (11,404)
       Accounts payable and accrued expenses                      (17,711)              (7,778)
                                                               ----------           ----------
   Net cash flows from operating activities                    (1,138,924)          (1,169,683)
                                                               ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, furniture and fixtures                 (20,090)             (34,299)
   Cost of Patents                                                 (7,668)                   0
                                                               ----------           ----------
   Net Cash flows from investing activities                       (27,758)                   0
                                                               ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Offering Costs                                                 (29,651)                   0
   Net Proceed from exercise of warrants                        1,088,063                    0
                                                               ----------           ----------
   Net Cash flows from financing                                1,058,412                    0
                                                               ----------           ----------
NET CHANGE IN CASH AND EQUIVALENTS                               (108,270)          (1,204,162)

CASH AND EQUIVALENTS-BEG. OF PERIOD                             1,123,486            2,772,468
                                                               ----------           ----------
CASH AND EQUIVALENTS-END OF PERIOD                             $1,015,216           $1,568,306
                                                               ==========           ==========

SUPPLEMENTAL CASH FLOW ACTIVITIES
       Interest paid                                                   $0               $1,885
       Income taxes paid                                               $0                   $0

NON CASH FINANCING ACTIVITIES
       Issuance of common stock for investment
          Banking Advisory Services                              $300,000             $345,000



                               DIASYS CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Deficit
                                                                                                  Accumulated
                                                          Common Stock                             During the
                                                     --------------------------      Paid-in      Development
                                                      Shares          Par Value      Capital         Stage
                                                     ---------        ---------     ----------    -----------
BALANCE JUNE 30, 1995                                2,240,000          $2,240      $5,209,660    $(1,012,606)

YEAR ENDED JUNE 30, 1996:
   Net Loss                                               --              --              --       (1,039,026)
                                                     ---------          ------      ----------    -----------
BALANCE, JUNE 30, 1996                               2,240,000           2,240       5,209,660     (2,051,632)

YEAR ENDED JUNE 30, 1997:

Issuance of common stock for Investment Banking
   Advisory Services at $5.75 per share, 120,000
   shares issued                                       120,000             120         517,380            --
Exercise of 4,000 warrants at $7.00 per share            4,000               4          27,996            --
Issuance of common stock for directors
   services rendered                                      --              --            47,000
Net Loss                                                  --              --              --       (2,004,575)
                                                     ---------          ------      ----------    -----------
BALANCE JUNE 30, 1997                                2,364,000          $2,364      $5,802,036    $(4,056,207)
                                                     =========          ======      ==========    ===========


YEAR ENDED JUNE 30, 1998:

Issuance of common stock for Investment Banking
   Advisory Services at $5.75 per share, 120,000
   shares issued                                          --              --           172,500           --
Issuance of common stock for Investment Banking
   Advisory Services at $6.00 per share, 50,000
   shares issued                                        50,000              50         224,950           --
Exercise of 250 warrants at $5.25 per share                250                           1,312           --
Exercise of 241,500 warrants at $4.50 per share        241,500             242       1,086,509           --
Net Loss                                                  --              --              --       (1,452,811)
                                                     ---------          ------      ----------    -----------
BALANCE MARCH 31, 1998                               2,655,750          $2,656      $7,287,307    $(5,509,018)
                                                     =========          ======      ==========    ===========

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

Note 2. On April 10, 1998, the Company received proceeds of $1,381,005 from the exercise of 306,890 of its publicly traded Redeemable Common Share Purchase Warrants. Any Redeemable Warrants unexercised by April 10, 1998 expired under the terms of the warrant.

Note 3. The Company has filed a number of actions in arbitration against Intelligent Medical Imaging Inc.(NASD:IMII) pursuant to a certain product integration agreement made with the parties effective November 1, 1996 (See:
Legal Proceedings below).

PART I

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. The Company's first product family is the "R/S" series workstations used to automate and standardize routine urine sediment analysis conducted in hospitals, private clinics and physician group practices. The "R/S" series has three workstations products, each serving distinct market segments. In addition to urinalysis, the Company manufactures workstations which automate, standardize and reduce the cost of microscopic analysis of fecal concentrates. The target market for the "FE" series of products for fecal concentrates and the "R/S" series of urine sediment workstations are substantially the same. The Company expects to announce additional workstation products designed to automate and standardize the testing of most human and some non-human fluids.

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

On July 24, 1997 the Company filed a post effective amendment consisting of 566,000 shares of Common Stock, par value $.001 (the "Common Stock"), issuable upon the exercise of 566,000 Redeemable Common Share Purchase Warrants, (the "Redeemable Warrants"). The Redeemable Warrants were issued in connection with the Company's initial public offering in January 1995 and subsequently amended as to the expiration date and exercise price. Each Redeemable Warrant as amended entitles the registered holder thereof to purchase one share of Common Stock at a price of $4.50 per share, subject to adjustment in certain circumstances. Any Redeemable Warrant unexercised as of April 10, 1998 expired. As of April 10, 1998, 552,640 Redeemable Warrants were exercised. Accordingly, the Company received $2,497,068 in proceeds from the exercise of such Warrants.

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

The Company has also entered into a strategic cooperation agreement regarding the promotion and sale of its "R/S" series workstations with and by Bayer Corporation in the United States and with and by Bayer Incorporated in Canada (See: STRATEGIC RELATIONSHIPS below).

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

SALES PLAN:

     NORTH AMERICA: The Company sells and services its workstation-products through its headquarter offices in Waterbury, CT and eight (8) regional sales offices located throughout the United States and Canada. Each sales office is staffed by a manager and each manager is responsible for coordinating sales efforts with the dealers and independent sales representatives in and for the region. The regional sales offices are supported by a manager of marketing information systems, a director of strategic accounts, a customer service technician and a vice president of sales and marketing, each located at the Company's headquarter office.

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

The Company has installed workstations in Portugal, Spain, France, Belgium/Luxembourg, Italy, Switzerland, Israel, Qatar, Mexico, Brazil, and Bolivia. The Company has started to implement its distribution plan for China, Japan, Taiwan and Singapore. In this connection, on April 17, 1998, the Company and TWC BioSearch International announced a multi-year distribution agreement under which TWC will sell and service DiaSys' fecal concentrate and urinalysis workstations in China and Hong Kong. TWC, headquartered in Hong Kong is a major supplier of biomedical reagents and instruments to the several thousand hospitals and university medical centers in China and Hong Kong.

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

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES:

The Company received proceeds of $1,086,750 and $1,381,005 from the exercise of 241,500 and 306,890 Redeemable Warrants on March 13, 1998 and April 10, 1998, respectively (See: discussion under PART I above). As of March 31, 1998 the Company had cash and equivalents of $1,015,216, a decrease of $108,269 from $1,123,486 as of June 30, 1997. The decrease in cash and equivalents was primarily due to continued expenditures for sales and marketing-related activities and new product development.

The Company's inventory increased by $124,778 from $366,106 as of June 30, 1997 to $490,884 as of March 31, 1998 in anticipation of increased sales.

Management believes that it has sufficient funds to meet its obligations when due for more than the next twelve months.

RESULTS OF OPERATIONS

NET REVENUE AND BACKLOG:

The Company's Net Revenue decreased by $397,604 and $389,992 for the three month and nine month periods ended March 31, 1998 as compared to the same periods in the previous year. The decrease in Net Revenue was caused by, what the Company believes to be, a wrongful termination by Intelligent Medical Imaging (NASD:IMII) of an agreement to purchase two hundred workstations, one hundred of which were delivered to IMI prior to March 31, 1997 (See LEGAL PROCEEDINGS below).

Management expects that Net Revenue will increase as the Company implements its strategic cooperation plan with Bayer (See: STRATEGIC RELATIONSHIPS above) and continues to shrug off the adverse effects of the IMI publicity (See: LEGAL PROCEEDINGS below).

GROSS PROFIT:

The Company's gross profit and margins were essentially unchanged at 70.85% and 70.45% for the three month and nine month periods ended March 31, 1998, respectfully. Management believes that gross margins and gross margin percentages will continue to increase as the combined savings realized through greater economies of scale and further success of the Company's strategic growth plan are fully realized.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three month period ended March 31, 1998, the Company's expenses decreased from $476,570 to $383,015 over the same three month period in 1997, a decrease of $93,555 or 19.6%. The decrease in SG&A expenses was due primarily to the completion of the Company's obligations under a certain investment banking relationship ("Agreement") made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. ("Investment Banker"). The Agreement expires on December 31, 1998.

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

In July 1997, WR Consulting notified the Company that the contemporaneous developments with IMI (See LEGAL PROCEEDINGS below) greatly and adversely impacted WR's ability to adequately perform its services under a certain investment banking agreement with the Company, and that WR would have to devote substantially more time and resources necessary to build an environment of higher liquidity and investor awareness. WR thereafter required 50,000 additional shares of common stock as compensation or they would opt to rescind the transaction. In light of the damaging effect of IMI's press release(s), the Company elected to issue the additional 50,000 shares to WR as required. The stock was valued at $6.00 per share and recognized as an additional "non cash" SG&A expense of $75,000 for each of the four quarters commencing July 1, 1997. The Company is not required to issue any additional shares. The Investment Banker is entitled to no other compensation for Services under its Agreement.

For the nine month period ended March 31, 1998, the Company's SG&A expenses of $1,431,737 remained relatively the same as compared to $1,371,280 for the same period of 1997. The slight increase in SG&A expense was primarily "non cash" in nature and is a result of the accounting effect for the issuance of the additional 50,000 shares to WR Consulting (See: "AGREEMENT" above).

Without the effect of the Agreement, SG&A expenses would have remained essentially unchanged from $304,070 to $308,015 over the same three month period for 1997, and from $1,026,280 to $1,034,237 over the same nine month period in 1997.

RESEARCH AND DEVELOPMENT:

For the three month period ended March 31, 1998, research and development expenses decreased from $93,762 to $63,427 over the same three month period for 1997, a decrease of $30,335 or 33.3%. For the nine month period ended March 31, 1998, research and development expense increased from $243,805 to $284,437 over the same nine month period for 1997, an increase of $40,632 or 16.7%.

NET (LOSS) OR GAIN:

The Company reported a net loss of (i) $362,731 for the three month period ended March 31, 1998 compared to a net loss of $142,275 for the same period ended March 31, 1997; and (ii) $1,452,811 for the nine month period ended March 31, 1998 compared to a net loss of $976,769 for the same period ended March 31, 1997. Management attributes the increase in net loss for the both periods to:
(i) the effect of $391,091 of revenue recognized by the Company for the periods ended March 31, 1997 but thereafter reversed (See: LEGAL PROCEEDINGS below); and, (ii) "non cash" effect of the investment banking agreement relationship as described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above.

Management anticipated a loss for the three and nine month period ended March 31, 1998 as part of the Company's over-all strategic business plan.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

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

The Company believes that it did not breach the Agreement; and has filed for arbitration against IMI as prescribed by the Agreement. While pursuing its legal remedies, the Company elected to write down to "0" the receivable of $391,091 owed to the Company by IMI under the Agreement and to retrieve 94 units of R/S 2003 workstations previously delivered to IMI as part of the initial 100 unit order.

The Company believes that it will ultimately prevail in any such action against IMI, although there can be no assurances of success and if successful no assurances that IMI will have the ability to meet the judgment. In addition, it is likely that IMI will pursue a counter-claim against DiaSys, the success of which could have adverse effects on the Company's liquidity.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       DiaSys Corporation


                                       /s/      TODD M. DEMATTEO
                                       ----------------------------------
Date: May 20, 1998                     Todd M. DeMatteo
                                       President, Chief Executive Officer





                                       /s/    MICHAEL F. PRIMINI
                                       ----------------------------------
                                       Michael F. Primini
                                       Vice President/Finance & Administration
                                         and Chief Financial Officer