Form 10KSB
period 1998-06-30
DIASYS CORP
filed 1998-10-14
CIK 916380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended: JUNE 30, 1998
                                               -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
    [FEE REQUIRED]

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES XX No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Registrant's revenues for the most recent fiscal year were $435,365.

As of October 1, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was $25,927,958 based upon an average closing price of $8 5/8 for the five trading days immediately prior thereto.

As of October 1, 1998, the Registrant had 3,006,140 shares of common stock.

================================================================================

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. ALL STATEMENTS, TRENDS, ANALYSES, AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN NET SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, AS WELL AS OTHER STATEMENTS INCLUDING, BUT NOT LIMITED TO WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "ESTIMATE", "EXPECT", "SEEK", "INTEND", AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH HEREIN UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS", AS WELL AS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW" AND "--LIQUIDITY AND CAPITAL RESOURCES". PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE ONLINE COMMERCE AND RETAIL BOOK ENVIRONMENTS AND THE RISKS ASSOCIATED WITH CAPACITY CONSTRAINTS, SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. EXCEPT AS REQUIRED BY LAW, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS, HOWEVER, SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").

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

On July 24, 1997 the Company filed a post effective amendment consisting of 566,000 shares of Common Stock, par value $.001 (the "Common Stock"), issuable upon the exercise of 566,000 Redeemable Common Share Purchase Warrants (the "Redeemable Warrants"). The Redeemable Warrants were issued in connection with a public offering of the Company's securities in January 1995 and subsequently amended as to the expiration date and exercise price. Each Redeemable Warrant as amended entitles the register holder thereof to purchase one share of Common Stock at a price of $4.50 per share, subject to adjustment in certain circumstances. Any Redeemable Warrant unexercised as of April 10, 1998 expired. As of April 10, 1998, 552,640 Redeemable Warrants were exercised. Accordingly, the Company received $2,497,068 in proceeds from the exercise of such Warrants.

PRODUCTS

Products used to automate and standardize routine urine sediment analysis conducted in hospitals, private clinics, and physician group practices.

"R/S" SERIES

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

THE CYTOCOUNTER:

The Company has developed a new methodology for cell counting, sorting and analysis for research applications, especially with regard to the study of human diabetes. Work with cultured cells often requires a precise knowledge of the cell count both to standardize conditions and to carry out quantitative experiments. Although not yet released to market, the CytoCounter has been successfully tested in Germany and is the subject of a scholarly article published in one of the world's leading research magazines. The Company expects to release the CytoCounter early next year.

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

SALES, MARKETING, AND DISTRIBUTION

NORTH AMERICA:

The Company sells and services its workstation-products through its headquarter offices in Waterbury, Connecticut and four decentralized locations throughout the United States and Canada. North America is organized into seven distinct sales regions. Each region is staffed by a manager and each manager is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a manager of marketing information systems, a director of strategic accounts and a marketing associate each located at the Company's headquarter offices.

Each sales manager earns a base salary, increasing commissions based upon achievement of sales quotas and an incentive bonus based upon:

(i) producing a specified level of net operating profit for the region;

(ii) displacing competition with the Company's workstation products;

(iii) implementing network standardization programs for laboratory networks and affiliations; and,

(iv) promoting the Company's workstation products as part of a system with Bayer Corporation (see: STRATEGIC RELATIONSHIPS below).

The Company does not rely on independent sales representatives and/or dealers to promote and/or distribute the Company's workstation products in North America.

Sales in North America are facilitated by a series of marketing programs which include telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

INTERNATIONAL:

The Company is commencing distribution operations in Europe, South America, Central America, China and parts of Pacific-Asia. The Company is in the process of hiring an international sales and business manager who will devote substantially all of his or her business time and efforts to managing and enhancing the Company's growing international presence. The Company has appointed a country agent in England and another in Japan to assist with and oversee European and Pacific-Asian operations. Neither agent is an employee of the Company and each is compensated on monthly retainer and a percentage of territorial sales only.

The Company has installed workstations in Portugal, Spain, France
Belgium/Luxembourg, Italy, Switzerland, Israel, Qatar, Mexico, Brazil and Bolivia. The Company has started to implement its distribution in China, Japan, Taiwan and Singapore.

STRATEGIC RELATIONSHIPS:

Bayer Corporation:

On December 29, 1997, the Company announced that it entered into a Strategic Cooperation Agreement with the Diagnostics Division of Bayer Corporation, the United States subsidiary of the international chemical and health care conglomerate, Bayer AG headquartered in Germany. Under the Cooperation Agreement, Bayer and DiaSys recommend and refer each other's urinalysis workstations to hospital and commercial laboratory customers in the United States. The companies also confer on account strategy and provide unified network standardization plans at the request of the customer. Each company installs and services its own equipment.

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

Other Significant Contracts:

The Company has established a number of important relationships with large scale customers. These relationships include: SmithKline Beecham Clinical Laboratories; Quest Diagnostics; Kaiser Permenente (Southern California region); AmeriNet, Inc.; Mid-Atlantic Group Network of Shared Services,
Inc. (MAGNET); and the Purchase Connection.

The Company has also been awarded a supplier's contract by the General Services Administration (GSA) of the United States of America.

RESEARCH AND DEVELOPMENT

In fiscal year 1998, 1997, and 1996 the Company spent approximately $406,000, $408,000 and $251,000 respectively on research and development. The Company conducts research and product development through its product development and technical support staff.

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

The oldest technology is the use of a microscope to examine a glass slide of urine sediment. However, as described elsewhere, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive. Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher. The video imaging system on the market provides a "standard procedure" for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine. However, since the instrument requires expensive proprietary reagents to operate and costs between $85,000 and $200,000 to acquire, the Company believes that only the largest laboratories with the most liberal budgets can justify the purchase and/or use of such a system. The laser-based system screens-out "normal" urines thereby reducing the number of "abnormal" urines requiring manual analysis. In addition to still requiring manual analysis of some samples, the laser based system costs approximately $120,000 which therefore places the instrument out of the economic reach of most laboratories. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

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

MANUFACTURING AND WARRANTY OBLIGATION

The Company internally designs and manufactures its workstation products. The Company purchases sub-assemblies and parts designed according to Company specifications, and assembles and final tests the sub-assemblies and parts within its own facility. The Company has developed alternate qualified vendors for its critical raw material and supplies that could fulfill its requirements if needed. Implementation of the plan has resulted in higher manufacturing quality, reduced lead time to delivery and reduced costs in manufacturing.

The Company provides its customers with a one year "swap out" warranty against defects in parts or workmanship on all new or refurbished units from the date of delivery, generally defined as FOB, DiaSys. This means that in the event a unit fails from a defect in parts and/or workmanship during the warranty period, the Company will replace the unit with a new or refurbished unit at the Company's option. For service after the initial year of warranty, the Company offers optional extended warranty protection plans and provides repair and service at an hourly rate plus parts and material. The Company experiences minimal additional costs associated with its warranty obligations.

TRADE SECRETS, PATENTS AND TRADEMARKS

PATENTS:

The Company has been granted numerous patents on its "R/S" and "FE" series technology. Three such patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's urine and feces workstation products. The Company has also been granted similar patent protection in Japan, Singapore, Taiwan, Austria, Belgium, Denmark, England, France, Germany, Greece, Ireland, Italy, Luxembourg, Liechtenstein, Monaco, the Netherlands, Portugal, Spain, Sweden, and Switzerland.

TRADE NAMES:

The Company has been granted trade name protection for UriZyme, an enzyme based cleaning material for its workstation products. The Company has four additional applications pending for trade names in the United States, Europe and Japan.

INSURANCE:

The Company has purchased patent insurance from the Reliance Insurance Company. Under the policy, Reliance will provide the Company with up to $500,000 (with a $500,000 aggregate policy) in legal fees and assistance in the event that litigation is required to protect or prosecute the Company's proprietary rights under its patents.

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

YEAR 2000 COMPLIANCE

The Company believes that it will not be adversely effected by the year 2000 problem. The Company's workstation products use microprocessors which are not date dependent. The Company's internal information systems are LAN'ed, PC-based and run on highest revision level DOS and/or Windows programs. The Company has also asked its suppliers to certify that they are or will be year 2000 compliant, and has made it clear that any non-compliant vendor will be disqualified from further business.

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

Health Care reform continues to be top priority of the present administration. At the present time, the Company is unable to predict what affect, if any, a change in the health care system would have on the Company. While the Company believes that the cost-effectiveness of the "R/S" series and FE-2 workstations should benefit medical and clinical laboratories, medical and clinical laboratories may elect to postpone important decisions regarding capital expenditures until any changes in the health care system are completed and their full scope and effect known.

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

EMPLOYEES

As of September 30, 1998 the Company employed 19 persons, 9 of whom were engaged in sales and marketing, 3 in research and development, 2 in manufacturing, and 5 in administrative, finance and other clerical support activities.

ITEM 2.  PROPERTIES

The Company leases 8,290 square feet of space at 49 Leavenworth Street, Waterbury, Connecticut for its headquarters, research and development and assembly operations. The Company's lease expires February 28, 2001. The Company pays an annual rent of $64,488.00 inclusive of all management fees, real estates taxes, common area charges and other such expenses normally incurred in a leasehold facility. The Company pays rent in equal monthly installments of $5,374.00.

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed and as disclosed herein, the Company announced on January 12, 1998, that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc. (NASD:IMII). Under the Agreement, IMI was to purchase 200 of the Company's workstation products by June 30, 1997 and integrate such products into IMI's new core laboratory workstation for further resale by IMI to its customers. On March 27, 1997 the Company completed delivery of the first 100 workstations to IMI. The remaining 100 units were pending the assignment of a delivery date as prescribed by the Agreement. On June 16, 1997, IMI advised the Company that it was rejecting all workstation products as non-conforming under the terms of the Agreement. On July 2, 1997 and following several communications between the parties, the Company notified IMI that it had suspended the Agreement pending the resolution of the outstanding disputes including any issues of conformity of goods and non-payment for the goods delivered. On July 17, 1998 IMI notified the Company that it had terminated the Agreement due to the Company's failure to deliver conforming goods and other alleged breach(es) of the Agreement.

The Agreement mandates arbitration of all controversies arising between the parties. On January 12, 1998, DiaSys served IMI a formal notice and request for arbitration. DiaSys seeks $2.7 million in damages and IMI has counter claimed for damages of $2.1 million. The Company believes it will ultimately prevail in the arbitration and that IMI's counterclaim lacks merit, was asserted only for strategic purposes, and is procedurally barred by specific provisions of the Agreement. The arbitration was heard October 5-7, 1998 before a panel of 3 arbitrators. The arbitrators will render judgement within 45 days tereafter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

The Company is authorized to issue 10,000,000 shares of Common Stock, $0.001 par value, of which 3,006,140 shares were issued and outstanding as of September 1, 1998.

Commencing January 10, 1995 the Company's Common Stock began trading on the NASDAQ Small Cap Market System under the symbol DIYS for the Common Stock and DIYSW for the Warrants.

The Company reported $2,497,068 in proceeds from the exercise of 552,640 Redeemable Warrants as of April 10, 1998. Any Redeemable Warrants unexercised as of April 10, 1998 expired. As of September 1, 1998 the Company's Common Stock was held by in excess of 600 beneficial holders.

The following table sets forth the high and low closing bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual trade transactions.

                                  COMMON STOCK

    Year Ended June 30, 1998                      High               Low
    ------------------------                      ----               ---
    1st Quarter                                   6 5/8               6
    2nd Quarter                                   6 1/2               6
    3rd Quarter                                   7 1/16              7
    4th Quarter                                   10 1/4              10 1/4

    Year Ended June 30, 1997                      High               Low
    ------------------------                      ----               ---
    1st Quarter                                   6 5/8               6
    2nd Quarter                                   6 1/2               6
    3rd Quarter                                   6 3/4               6
    4th Quarter                                   6 3/4               6

                                    WARRANTS

    Year Ended June 30, 1998                      High                Low
    ------------------------                      ----                ---
    1st Quarter                                   1 5/8               1 1/8
    2nd Quarter                                   1 1/8                 1/2
    3rd Quarter                                   3                   2 5/8
    4th Quarter                                   2 5/8 (*)           2 1/2 (*)

    Year Ended June 30, 1997                      High                Low
    ------------------------                      ----                ---
    1st Quarter                                   1  5/8              1 1/8
    2nd Quarter                                   1  1/8                1/2
    3rd Quarter                                   1  1/8                5/8
    4th Quarter                                   1  3/8                5/8

* All unexercised warrants expired on April 10, 1998 in accordance with their terms.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: the existence of, demand for, and acceptance of the Company's products and services; the ability of the Company to develop new and timely products; the ability of the Company to maintain and expand its business relationship with Bayer Corporation and Bayer Incorporated (see: STRATEGIC RELATIONSHIPS above); the effect of regulatory approvals and developments, economic conditions, the impact of competition, the outcome of the Company's claims in arbitration against Intelligent Medical Imaging Inc. (see: LEGAL PROCEEDINGS above); and, other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

                                              FISCAL
                                  ------------------------------
                                  1998                      1997
                                  ----                      ----
                                 (IN DOLLARS, EXCEPT FOR RATIOS)

TOTAL CURRENT ASSETS           2,552,268                 1,706,708
TOTAL CURRENT LIABILITIES         56,154                   125,298
WORKING CAPITAL                2,496,114                 1,581,410
WORKING CAPITAL RATIO TO 1          45.5                      13.6

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

Working capital increased by $914,704 from June 30, 1997 to June 30, 1998. Cash and equivalents increased by $878,083 over the same period. The increase in cash and equivalents was substantially the product of proceeds from the exercise of 548,740 Redeemable Common Share Purchase Warrants (see: DESCRIPTION OF BUSINESS above).

Inventory increased from $366,106 in fiscal year 1997 to $390,141 in fiscal year 1998. The increase in inventory was due to a repositioning of the Company's inventory from raw and work in process (WIP) to finished goods.

The Company's fixed assets, net of depreciation, increased from $79,866 for 1997 to $82,244 for 1998. The increase was due to the purchase of certain tools and equipment used in manufacturing.

As of June 30, 1998 the Company had no outstanding debt other than customary trade payables.

The Company has sufficient funds and resources on hand to discharge its obligations as they become over due over the foreseeable future. Management believes that its over-all strategic operating plan minimizes financial risk in the following ways:

      1. The Company's product development plan calls for interrelated workstations which share and build upon a common technology. Shared technology allows the Company to mature relatively basic products into more complex workstations in building block progression. This metered progression proves the along the way and generates revenue from sales of the individual building block products.

      2. The Company's product manufacturing plan avoids the requirement for large capital expenditures for plant and equipment, increases quality over out-sourcing, and optimizes delivery times.

      3. The Company maintains a very tight control on its cost of goods and quality of product design.

REVENUES

The Company's gross revenue remained essentially flat for 1998 compared to 1997. The lack of increase was due primarily to the termination of a product integration agreement by Intelligent Medical Imaging Inc (NASD: IMII), the negative impact to the Company's sales and reputation in connection therewith, diversion of management's focus to mitigate damage to the Company's reputation, and time required to prepare for arbitration against IMI (see LEGAL PROCEEDINGS above).

COST OF GOODS

The Company's gross profit (Net Revenue less cost of goods sold) decreased by $42,104 in fiscal year 1998 over 1997. The Company's gross profit percentage (gross profit divided by net revenue) also decreased to 65.1% for fiscal year 1998 from 72.9% for fiscal year 1997. Management believes that the decrease in gross profit and gross profit margins was substantially due to: (i) inspection and re-manufacturing costs incurred with regard to certain workstation products returned by Intelligent Medical Imaging Inc (see LEGAL PROCEEDINGS above); (ii) the initial costs of expanding the Company's manufacturing facility and capacity; (iii) reducing 18 units of "first generation" "R/S" workstations to salvage value; and, (iv) an increase in international sales to distributors which traditionally results in lower gross margins offset by lower costs of sales and service.

SELLING GENERAL AND ADMINISTRATIVE

For the fiscal year ended June 30, 1998, the Company's expenses decreased from $2,015,548 to $1,899,681, a decrease of $115,867 or 5.7%. The decrease in SG&A expenses was primarily "non-cash" and due to the effect of the completion of a certain investment banking relationship made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. all as disclosed below and in previous period filings with the Securities And Exchange Commission.

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 1998, research and development expenses decreased slightly from $408,234 to $406,260. The Company presently has four new workstation products is development and expects research and development expenses to remain substantially unchanged for fiscal year 1999.

NET LOSS

The Company's net loss decreased from $2,004,575 in fiscal year 1997 to $1,978,644 in fiscal year 1998.

INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increases in costs of raw materials to the Company could affect the prices charged by the Company to its clients.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

Working capital decreased by $1,475,187 from June 30, 1995 to June 30, 1996. Cash and equivalents decreased by $1,648,982 over the same period. The decrease in cash and equivalents and in working capital were anticipated by the Company as those costs customarily associated with the development and introduction of new technologies to new markets. These customary costs included: (i) an increase in the number of domestic sales offices and corporate sales support personnel; (ii) increased sales related travel; (iii) increased salary and benefits associated with two additional product development engineers and one support person in Finance; (iv) increased product development expenses for several new workstations; and, (v) increased legal fees for patent and trademark protections in key markets of the world. The decrease in cash and equivalents and in working capital was also occasioned by costs incurred in connection with a certain product Integration agreement (Agreement) between the Company and Intelligent Medical Imaging Inc (see LEGAL PROCEEDINGS above), including legal fees, travel, salaries of support personnel, and development of a software interface.

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

SELLING GENERAL AND ADMINISTRATIVE

For the fiscal year ended June 30, 1997, the Company's expenses increased from $1,105,157 to $2,015,548 an increase of $910,391 or 82.4%. The increase in SG&A expenses was primarily "non-cash" and due to the effect of a certain investment banking relationship made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. (Agreement). Under the terms of the Agreement, the Investment Banker committed to provide the Company with specific services and/or undertakings (Services).

In return for Services, the Company issued to the Investment Banker 120,000 shares of the Company's common stock of which 60,000 such shares were issued to Morse and 60,000 shares were issued to WR Consulting. Under applicable accounting principles, the stock was valued at $5.75 per share and recognized as a "non-cash" SG&A expense of $172,500 for each of the four quarters commencing October 1, 1996. The increase in the Company's SG&A expense for the fiscal year ended June 30, 1997 included the effect of the Agreement.

Without the effect of the Agreement, SG&A expenses would have increased from $1,105,157 to $1,498,048.

The increase in Selling General and Administrative expense for the fiscal year ended June 30, 1997 was primarily due to: (i) increased legal fees associated with negotiating the product integration agreement with IMI; (ii) wages and benefits associated with two additional employees; (iii) increased product marketing expenses; (iv) increased sales office and sales related travel; and
(v) recognition of $47,000 of expense for "in-the-money" incentive stock options held by certain employees and Directors of the Company as prescribed by Statement of Financial Accounting Standards No. 123 using the Black Sholes option pricing model.

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 1997, research and development expenses increased from $250,930 to $408,234. Such increase was directly related to purchases of materials for the prototype of three new workstation products and costs associated with creating a software interface for units delivered to a certain product integration agreement between the Company and Intelligent Medical Instrument Inc. (see LEGAL PROCEEDINGS above).

NET LOSS

The Company's net loss increased from $1,039,026 in fiscal year 1996 to $2,004,575 in fiscal year 1997. Management attributed the increased net loss to:
(i) the effect of the investment banking relationship with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. (see: SELLING GENERAL AND ADMINISTRATIVE above; (ii) increased wages and benefits associated with additional employees; (iii) increased product marketing expenses; (iv) office and sales related travel; (v) increased legal fees associated with negotiating the product integration agreement with IMI; (vi) recognition of stock option expense as prescribed by Statement of Financial Accounting Standards No. 123; and, (vii) increased research and engineering costs associated with new product development.

INFLATION

Inflation had no material adverse effect on the Company's financial results for the period ended June 30, 1997.

ITEM 7 FINANCIAL STATEMENTS AND SCHEDULES

     See Schedules

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors and Officers" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 10 EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" and the information as to beneficial ownership of the Company's Common Stock and Warrants in the table under the caption "Election of Directors" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 13 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

     Form 8-K was filed on March 13, 1998

     Form 8-K was filed on April 13, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

-------------------------------------------------------------------------------

By: (Signature and Title)*                         Todd M. DeMatteo
--------------------------------------------------------------------------------
Date:                                              President, CEO and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------------------------------------------------------------
Todd M. DeMatteo
President, CEO and Director                        Date:

--------------------------------------------------------------------------------
Conard R. Shelnut
Secretary and Director                             Date:

--------------------------------------------------------------------------------
Michael F. Primini
Chief Financial Officer;                           Date:
Assistant Secretary

--------------------------------------------------------------------------------
Walter Greenfield
Director                                           Date:

--------------------------------------------------------------------------------
Robert P. Carroll
Director                                           Date:

--------------------------------------------------------------------------------
Dr. Robert Engel
Director                                           Date:


                          INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Report of Independent Auditors                                                             16

Financial Statements:

      Balance sheet at June 30, 1998                                                       17

      Statements of operations for the years ended June 30, 1998 and 1997 and the period March 27, 1992 (date of inception)
         through June 30, 1998                                                             18

      Statements of changes in stockholders' equity for the years ended
         June 30, 1998, 1997, 1996, 1995, for the sixth month period
         ended June 30, 1994 and for the periods ended December 31, 1993 and 1992        19 & 20

      Statements of cash flows for the years ended June 30, 1998 and 1997 and the period March 27, 1992 (date of inception) through June 30, 1998
                                                                                           21

      Notes to financial statements                                                       22-26

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
DiaSys Corporation

We have audited the balance sheet of DiaSys Corporation (a development stage company) as of June 30, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for two years in the period then ended, and the period March 27, 1992, date of inception, through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation at June 30, 1998, and the results of its operations and its cash flows for the aforementioned periods, in conformity with generally accepted accounting principles.

                                              WISS & COMPANY, LLP

LIVINGSTON, NEW JERSEY
JULY 29, 1998






                               DIASYS CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                             $2,001,569
     Accounts receivable, less allowance for doubtful accounts of $19,000                112,044
     Finance receivables, net                                                             33,151
     Inventories                                                                         390,141
     Prepaid expenses and other current assets                                            15,363
                                                                                      ----------
                  Total Current Assets                                                                   $2,552,268

EQUIPMENT, FURNITURE AND FIXTURES, LESS
   ACCUMULATED DEPRECIATION                                                                                  82,244

PATENTS, LESS ACCUMULATED AMORTIZATION                                                                       53,478

LONG-TERM FINANCE RECEIVABLES, NET                                                                           55,752
                                                                                                         ----------

                                                                                                         $2,743,742
                                                                                                         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                                $  56,154

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value:
        Authorized 100,000 shares, no shares issued                                   $     --
     Common stock $.001 par value:
        Authorized 10,000,000 shares, issued 2,998,640                                     2,999
     Additional paid-in-capital                                                        8,719,440
     Deficit accumulated during the development stage                                 (6,034,851)
                                                                                      ----------
                  Total Stockholders' Equity                                                              2,687,588
                                                                                                         ----------
                                                                                                         $2,743,742
                                                                                                         ==========


                               DIASYS CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                                                                                                                March 27, 1992
                                                                                                         (date of inception) through
                                                                             Year Ended June 30,
                                                                     ----------------------------------
                                                                         1998                  1997              June 30, 1998
                                                                     ------------           -----------         ---------------
NET SALES                                                            $   435,365            $   446,669            $ 1,711,057

COST OF GOODS SOLD                                                       151,927                121,127                577,497
                                                                     -----------            -----------            -----------
GROSS PROFIT                                                             283,438                325,542              1,133,560
                                                                     -----------            -----------            -----------
OPERATING EXPENSES:
     Selling                                                             942,600                939,645              3,001,683
     General and administrative                                          484,581                558,403              2,117,335
     Investment banking advisory services                                472,500                517,500                990,000
     Research and development                                            406,260                408,234              1,456,431
                                                                     -----------            -----------            -----------
                                                                       2,305,941              2,423,782              7,565,449
                                                                     -----------            -----------            -----------
LOSS FROM OPERATIONS                                                  (2,022,503)            (2,098,240)            (6,431,889)

INTEREST INCOME                                                           43,859                 93,665                401,538

INTEREST EXPENSE TO STOCKHOLDERS
    AND RELATED PARTY                                                     --                      --                    (4,500)
                                                                     -----------            -----------            -----------
NET LOSS                                                             $(1,978,644)           $(2,004,575)           $(6,034,851)
                                                                     ===========            ===========            ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                       2,578,127              2,364,000
                                                                     ===========            ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                              $      (.77)           $      (.85)
                                                                     ===========            ===========

                               DIASYS CORPORATION
                          (A Development Stage Company)


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                      Common Stock                   Paid-in During
                                                                              ----------------------                 the Development
                                                                                Shares     Par Value     Capital          Stage
                                                                              ---------    ---------    ---------    ---------------
MARCH 27, 1992, DATE OF INCEPTION, TO DECEMBER 31, 1992:
     March 27, 1992, issuance of common stock for equipment
      and technology valued at zero                                             594,000      $  594     $    (594)       $   --
     March 27, 1992, issuance of common stock for distribution data, use of office equipment and services in regard to formation of the
      Company, valued at zero                                                   504,000         504          (504)           --
     March 27, 1992, issuance of common stock for cash at $.14 per share        702,000         702        99,298            --
     Net loss                                                                      --          --            --             (58,759)
                                                                              ---------      ------     ---------         ---------
BALANCE, DECEMBER 31, 1992                                                    1,800,000       1,800        98,200           (58,759)

YEAR ENDED DECEMBER 31, 1993:
     November 15, 1993, common stock issued for legal fees at $.17 per
      share                                                                      20,000          20         3,346            --
     Compensation forgiven by officers                                             --          --          178,169           --
     Net loss                                                                      --          --             --           (188,709)
                                                                              ---------      ------     ---------         ---------
BALANCE, DECEMBER 31, 1993                                                    1,820,000       1,820       279,715          (247,468)

SIX MONTHS ENDED JUNE 30, 1994:
     Issuance of common stock for cash in a private placement at $2.50 per
      share, less related expenses of offering of $101,525                      185,000         185       360,790            --
     Net loss                                                                      --          --            --            (108,083)
                                                                              ---------      ------     ---------         ---------
BALANCE, JUNE 30, 1994                                                        2,005,000       2,005       640,505          (355,551)

YEAR ENDED JUNE 30, 1995:
     Issuance of common stock and 570,000 warrants to purchase common stock forcash in a public offering at $5.00 per share and $.15 per
      warrant, less related expenses of offering of $1,212,896                1,130,000       1,130     4,521,474            --
      Issuance of common stock for finders fee at $5.00 per share                 5,000           5        24,950            --
     Shares of stock of founding stockholders returned on the effective
       date of the initial public offering at no cost and later cancelled      (900,000)       (900)          900            --
     Net loss                                                                      --          --            --           (657,055)
                                                                              ---------      ------     ---------         ---------


                               DIASYS CORPORATION
                          (A Development Stage Company)


            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                    Common Stock                        During the
                                                                               ----------------------      Paid-in      Development
                                                                                 Shares     Par Value      Capital         Stage
                                                                               ---------    ---------    ----------     -----------
BALANCE, JUNE 30, 1995                                                         2,240,000     $ 2,240     $5,209,660     $(1,012,606)

YEAR ENDED JUNE 30, 1996:
     Net loss                                                                      --           --              --       (1,039,026)
                                                                               ---------     -------     ----------     -----------
BALANCE, JUNE 30, 1996                                                         2,240,000       2,240      5,209,660      (2,051,632)

YEAR ENDED JUNE 30, 1997:
     Issuance of 120,000 shares of common stock for investment banking
      advisory services at $5.75 per share                                       120,000         120        517,380           --
     Exercise of 4,000 warrants at $7.00 per share                                 4,000           4         27,996           --
     Issuance of common stock options to directors for services rendered           --           --           47,000           --
     Net loss                                                                      --           --              --       (2,004,575)
                                                                               ---------     -------     ----------     -----------
BALANCE, JUNE 30, 1997                                                         2,364,000       2,364      5,802,036      (4,056,207)

YEAR ENDED JUNE 30, 1998:
     Issuance of 50,000 shares of common stock for investments banking
      advisory services at $6.00 per share                                        50,000          50        299,950           --
     Issuance of 30,000 shares of common stock for warrant underwriting
      services at $8.75 per share                                                 30,000          30        262,470           --
     Valuation adjustment for stock issued for services                            --           --          172,500           --
     Exercise of 250 warrants at $5.25 per share, net of expenses of $163            250        --            1,150           --
     Exercise of 548,390 warrants at $4.50 per share, net of expenses of
      $305,991                                                                   548,390         549      2,161,215           --
     Exercise of 5,000 options at $2.50 per share                                  5,000           5         12,495           --
     Exercise of 1,000 options at $7.625 per share                                 1,000           1          7,624           --
     Net loss                                                                      --           --             --        (1,978,644)
                                                                               ---------     -------     ----------     -----------
BALANCE, JUNE 30, 1998                                                         2,998,640     $ 2,999     $8,719,440     $(6,034,851)
                                                                               =========     =======     ==========     ===========


                               DIASYS CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS

                                                                                                                   March 27, 1992
                                                                                     Year Ended June 30,        (date of inception)
                                                                                -----------------------------         Through
                                                                                    1998              1997         June 30, 1998
                                                                                -----------       -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(1,978,644)      $(2,004,575)      $(6,056,263)
     Adjustments to reconcile net loss to net cash flows from operating activities:
           Compensation forgiven by officers                                           --                --             200,000
           Amortization of patents                                                   40,446            37,617           115,054
           Depreciation of equipment, furniture
              and fixtures                                                           22,785            16,057            59,862
           Provision for losses on accounts receivable
              and sales returns in 1997                                                --             326,031           345,031
          Common stock issued for services                                          472,500           517,500           990,000
          Common stock options issued for services                                     --              47,000            47,000
           Changes in operating assets and liabilities:
              Accounts receivable                                                    85,719          (475,991)         (435,663)
              Inventories                                                           (24,035)          (74,659)         (390,141)
              Prepaid expenses and other current assets                               3,990             8,614           (15,363)
              Accounts payable and accrued expenses                                 (69,144)           42,210            59,474
                                                                                -----------       -----------       -----------
                    Net cash flows from operating activities                     (1,446,383)       (1,560,196)       (5,081,009)
                                                                                -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment, furniture and fixtures                                 (25,163)          (37,688)         (142,106)
     Costs of patents                                                               (21,010)          (65,095)         (168,531)
     Increase in direct finance receivables                                         (88,903)           --               (88,903)
                                                                                -----------       -----------       -----------
                    Net cash flows from investing activities                       (135,076)         (102,783)         (399,540)
                                                                                -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Offering costs                                                                  14,003           (14,003)       (1,289,421)
     Proceeds from issuance of common stock
        and warrants                                                              2,445,539            28,000         8,771,539
                                                                                -----------       -----------       -----------
                    Net cash flows from financing activities                      2,459,542            13,997         7,482,118
                                                                                -----------       -----------       -----------
NET CHANGE IN CASH AND EQUIVALENTS                                                  878,083        (1,648,982)        2,001,569

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                         1,123,486         2,772,468              --
                                                                                -----------       -----------       -----------
CASH AND EQUIVALENTS, END OF PERIOD                                             $ 2,001,569       $ 1,123,486       $ 2,001,569
                                                                                ===========       ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                              $       --        $      --         $      --
                                                                                ===========       ===========       ===========
     Income taxes paid                                                          $       --        $      --         $      --
                                                                                ===========       ===========       ===========
NONCASH FINANCING ACTIVITIES -
     Issuance of common stock for finders
        fees and expenses                                                       $       --        $      --         $    25,000
                                                                                ===========       ===========       ===========
     Application of deferred offering costs at
        June 30, 1994                                                           $       --        $      --         $    25,000
                                                                                ===========       ===========       ===========

                               DIASYS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1   --             NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
                        ACCOUNTING  POLICIES:

                        NATURE OF THE BUSINESS - DiaSys Corporation ("the Company"), designs, develops, manufactures, and distributes proprietary products for medical and clinical laboratory applications. The Company distributes its products primarily through regional sales managers employed by the Company and through distributors in North America, Europe and Pacific Asia.

                        The Company is in the development stage and, since its incorporation on March 27, 1992, has engaged in organizational activities, development and marketing of proprietary products used in routine laboratory analysis of human lower body fluids including urine and feces. The Company has had limited sales and has operated at a loss since inception.

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

                        FINANCIAL INSTRUMENTS - Financial instruments include cash and equivalents, accounts receivable, direct finance receivables, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

                        REVENUE RECOGNITION - Revenue from equipment sales is recognized at the time the equipment is shipped.

                        INCOME TAXES - Deferred income taxes arise from temporary differences between financial and tax reporting, principally bad debt expense and net operating loss carryforwards.

                        FINANCING TRANSACTIONS - Certain of the Company's lease and "use" based receivables are recorded utilizing the sales-type method. When a finance transaction is consummated, the Company records the minimum lease payments receivable and the unearned income arising from the lease. The unearned income is recognized over the term of the lease using the interest method.

                        INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of products manufactured by the Company, in addition to products manufactured by subcontractors to Company specifications.

                        EQUIPMENT, FURNITURE AND FIXTURES - Equipment, furniture and fixtures are recorded at cost and are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 10 years.

                        PATENT COSTS - The costs of obtaining patents are amortized over a 3 year life for accounting purposes.

                        WARRANTY COSTS - Through March 1995, warranty costs were incurred by subcontractors and accordingly, no accrual was appropriate. Since April 1995, the Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date. As warranty costs remain and are expected to remain insignificant, no accrual for warranty costs is appropriate.

                        EARNINGS PER SHARE - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires the disclosure of both diluted and basic earnings per share. Basic earnings per share is based upon the weighted average of all common shares outstanding. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share.

                               DIASYS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


                        CASH EQUIVALENTS - The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                        STOCK OPTIONS - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1998 and 1997.

                        Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's proforma net loss and net loss per share would have been approximately $(2,142,449) ($.83 per share) in 1998 and ($2,029,000) ($.86 per share) in 1997, using the Black-Scholes option pricing model.

                        The fair value of options granted in 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 42.8% and a weighted-average expected life of the options of 8 years.

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

                        RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting comprehensive income in financial statements and SFAS No. 131 expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt these statements in fiscal 1999. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

NOTE 2   -              FINANCE RECEIVABLES:

                            Net investment in sales-type and
                             "Use" base leases
                             are summarized as follows:

                            Minimum lease payments receivable        $105,299
                             Unearned income                          (16,396)
                                                                     --------

                            Net investment in sales-type leases      $ 88,903
                                                                     ========


                            Minimum lease payments to be received under the
                             above lease agreements as of June 30, 1998 are as follows:

                               Year Ending June 30
                               -------------------
                                        1999                      $ 41,649
                                        2000                        37,399
                                        2001                        26,251
                                                                 ---------
                                                                  $105,299
                                                                  ========

                               DIASYS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3   --             INVENTORIES:

                        Inventories at June 30, 1998 consist of the following:

                                Raw material                $183,011
                                Work-in-process                2,493
                                Finished goods               204,637
                                                            --------
                                                            $390,141
                                                            ========

NOTE 4   --             CONCENTRATION OF CREDIT RISK:

                        Included in cash and equivalents is a mutual fund consisting of U.S. Treasury bill investments of approximately $1,997,000 maturing at weekly intervals, bearing interest between 4.8% and 5.0% per annum.

NOTE 5   -              EQUIPMENT, FURNITURE AND FIXTURES:

                        Equipment, furniture and fixtures at June 30, 1998 are summarized as follows:

                                Machinery and equipment              $ 96,645
                                Furniture and fixtures                 45,354
                                                                     --------
                                                                      141,999
                                Less:  Accumulated
                                       depreciation                    59,755
                                                                     --------
                                                                     $ 82,244
                                                                     ========

NOTE 6   -              INCOME TAXES:

                        For income tax reporting purposes, the Company has a December 31 year end. The Company has a net operating loss carryforward of approximately $5,800,000 at June 30, 1998 (including net losses for the six months ended June 30, 1998) which can be used to offset future federal taxable income through 2012.

                        The significant components of the Company's deferred tax assets at June 30, 1998 are summarized below:

                              Allowance for doubtful accounts $ 8,000 Net operating loss tax
                               carryforwards                         2,488,000
                                                                   -----------
                                                                     2,496,000

                              Valuation allowance                   (2,496,000)
                                                                   -----------
                                                                   $       --
                                                                   ===========

                        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net loss, that a full valuation allowance is appropriate at June 30, 1998.

NOTE 7   -              PREFERRED STOCK:

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

                               DIASYS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8   --             INCENTIVE STOCK OPTION PLAN:

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

                        With respect to an Option granted to an employee who possesses more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant, the exercise price of the Option must be at least equal to 110% of the fair market value of the shares subject to the Option on the date of the grant. The aggregate fair market value of the common stock (determined at the date of the Option grant) for which incentive stock options granted under the Plan may become first exercisable in a calendar year may not exceed $100,000. No Option will be exercisable prior to two years from the date of grant and Options may not be exercisable more than ten years after the date of grant (five years if held by an employee holding more than 10% of total voting rights).

                        During February 1996, the Plan was amended to increase the number of shares of common stock available for granting Options to purchase such shares to a total of 200,000 shares. An additional amendment, approved at the 1997 annual meeting, increased the number of shares to a total of 300,000.

                        Outstanding Options at June 30, 1998 are as follows:


                                                             Shares       Exercise Price                  Expiration
                         Exercise Date                      Issuable         Per Share                       Date
                         -------------                      --------      --------------                  -----------

                         February 1996                       30,000            $2.50                    February 2004
                         February 1997                        8,000             6.00                    February 2005
                         September 1997                       3,000             6.875                   September 2005
                         February 1998                        9,000             7.25                    February 2006
                         June 1998                            4,500             7.625                   June 2006
                         September 1998                      63,000             6.25                    September 2006
                         November 1998                        5,000             5.75                    November 2006
                         February 1999                       38,000             7.063                   February 2007
                         June 1999                           12,500             6.00                    June 2007
                         January 2000                        21,000             5.625                   January 2008
                         February 2000                       40,000             5.875                   February 2008
                         May 2000                             7,000             8.875                   May 2008
                                                            -------

                         Total Options Outstanding          241,000            $2.50-8.875
                                                            =======

       Options under the Incentive Stock Option Plan are summarized as follows:



                               DIASYS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS





                                                                                            Year Ended June 30, 1998
                                                                                     ---------------------------------------
                                                                                                               Weighted-
                                                                                        Shares                   Average
                                                                                     Under Option             Exercise Price
                                                                                     ------------             --------------
                             Options outstanding at
                                beginning of year                                        185,000                  $5.79
                             Options granted                                              68,000                   6.11
                             Options expired/withdrawn                                    (6,000)                  7.06
                             Options exercised                                            (6,000)                  3.35
                                                                                     -----------
                             Options outstanding at end of year                          241,000                   5.79
                                                                                     ===========
                             Option price per share                                  $2.50-8.875
                                                                                     ===========
                             Options exercisable:
                                Number of shares                                          46,250                   3.96
                                                                                     ===========


NOTE 9   --             COMMITMENTS:

                        LEASES - The following is a schedule of future minimum rental payments required for all non-cancellable operating leases:

                               Year Ending June 30,
                               --------------------
                                       1999                    $ 64,476
                                       2000                      64,476
                                       2001                      42,984
                                                               --------
                                                               $171,936
                                                               ========

                        OFFICER'S COMPENSATION - One of the Company's officers has an employment agreement for a one year term effective January 1, 1998 which is renewable upon mutual consent of the parties. For the years ended June 30, 1998 and 1997, the officer earned annual base compensation of $142,500 and $135,000, respectively.

NOTE 10  --             MAJOR CUSTOMERS:

                        Sales to foreign customers as a percentage of net sales totaled 29% in 1998 and 13% in 1997.