Form 10QSB
period 1998-09-30
DIASYS CORP
filed 1998-11-19
CIK 916380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM-10QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 1998
                                ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period N/A to N/A


                         Commission File number: 0-24974

                               DIASYS CORPORATION
        ----------------------------------------------------------------
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

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: YES _X_ NO ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
YES ___ NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: NOVEMBER 10, 1998

                             COMMON STOCK: 3,006,140

================================================================================

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                           BALANCE SHEET

                                                                     SEPTEMBER 30         JUNE 30
                                                                         1998              1998
                                                                     ------------       -----------
             ASSETS                                                  (UNAUDITED)         (AUDITED)

Current Assets

  Cash and equivalents                                               $ 1,688,509        $2,001,569
  Accounts Receivable, less allowance for doubtful accounts
   of $19,000                                                            111,942           112,044

   Finance Receivables, net                                               27,980            33,151
   Inventories                                                           385,914           390,141
   Prepaid expenses and other assets                                      17,277            15,363
                                                                     -----------        ----------
             Total Current Assets                                      2,231,622         2,552,268
                                                                     -----------        ----------

  Equipment, Furniture and Fixtures less accumulated depreciation         78,044            82,244

  Patent, less accumulated amortization                                   69,335            53,478

  Long term finance receivables, net                                      60,923            55,752
                                                                     -----------        ----------

             TOTAL ASSETS                                            $ 2,439,924        $2,743,742
                                                                     ===========        ==========

          LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

  Accounts payable and accrued expenses                              $    93,140       $    56,154

COMMITMENTS

Stockholder's Equity

  Preferred Stock $.001 par value:
    Authorized 100,000 shares, no shares issued
  Common Stock $.001 par value:
    Authorized 10,000,000 shares, issued 2,998,640
     shares at 6/30/98 and 3,006,140 at 9/30/98                            3,007            2,999
  Additional Paid in Capital                                           8,767,556        8,719,440

  Deficit Accumulated during the development stage                    (6,423,779)       (6,034,851)
                                                                     -----------        ----------
             Total Stockholder's Equity                                2,346,784         2,687,588
                                                                     -----------        ----------
             TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $ 2,439,924        $2,743,742
                                                                     ===========        ==========

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENT OF OPERATIONS
                                            (UNAUDITED)

                                                                                         MARCH 27,
                                                              THREE         THREE      1992 DATE OF
                                                              MONTHS        MONTHS       INCEPTION
                                                              ENDED         ENDED         THROUGH
                                                             SEPT. 31      SEPT. 30       SEPT 30
                                                               1998          1997          1998
                                                             --------      --------    ------------

Sales of workstations and Related supplies                     62,527       102,141      1,725,228
Rental/Lease Revenue                                            3,835         6,513         52,191
                                                            ---------     ---------     ----------
Net sales                                                      66,362       108,654      1,777,419

Cost of Goods Sold                                             25,505        32,674        603,002
                                                            ---------     ---------     -----------
Gross Profit                                                   40,857        75,980      1,174,417
% of Gross Profit                                               61.57%        69.93%         66.07%

OPERATING EXPENSES
  Selling                                                     203,173       226,678      3,204,856
  General & Administrative.                                   151,782       134,312      2,269,117
  Investment banking advisory services                              0       247,500        990,000
  Research/Development                                         95,663       107,170      1,552,094
                                                            ---------     ---------     ----------
                                                              450,618       715,660      8,016,067
                                                            ---------     ---------     ----------

Income (Loss) from operations                                (409,761)     (639,680)    (6,841,650)

Interest expense to stockholders and related party                  0             0         (4,500)

Interest income                                                20,830         9,901        422,371
                                                            ---------     ---------     ----------

Net Income (Loss)                                            (388,931)     (629,779)    (6,423,779)
                                                            =========     =========     ==========

Weighted average number of outstanding                      3,006,140     2,414,200      3,006,140
                                                            =========     =========     ===========
Loss per Common share:
  Basic and diluted                                            ($0.13)      ($ 0.26)

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENT OF CASH FLOWS
                                            (UNAUDITED)

                                                                     FOR THE             FOR THE
                                                                   NINE MONTHS         NINE MONTHS
                                                                      ENDED               ENDED
                                                                     SEPT. 30            SEPT. 30
                                                                       1998                1997
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                           ($388,931)          ($629,779)
  Adjustments to reconcile net loss to net cash flows from
   operating activities
     Investment Banking Advisory Services                                    0             247,500
     Amortization of patents                                             9,000               7,850
     Depreciation of equipment, furniture & fixtures                     6,000               4,375

  Changes in operating assets and liabilities
     Accounts Receivable                                                   102             108,686
     Inventory                                                           4,227             (76,935)
     Prepaid expenses and other current assets                          (1,913)                  0
     Accounts payable and accrued expenses                             (36,986)             (8,913)
                                                                    ----------          ----------

  Net cash flows from operating activities                            (334,529)           (329,390)
                                                                    ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, furniture and fixtures                        (1,800)                  0
  Cost of Patents                                                      (24,856)                  0
                                                                    ----------          ----------
  Net Cash flows from investing activities                             (26,656)                  0
                                                                    ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Offering Costs                                                             0             (11,675)
  Net Proceed from exercise of warrants                                 48,125                   0
                                                                    ----------          ----------
  Net Cash flows from financing                                         48,125             (11,675)
                                                                    ----------          ----------
NET CHANGE IN CASH AND EQUIVALENTS                                    (313,060)           (341,065)

CASH AND EQUIVALENTS-BEG. OF PERIOD                                  2,001,569           1,123,486
                                                                    ----------          ----------
CASH AND EQUIVALENTS-END OF PERIOD                                  $1,688,569          $  782,421
                                                                    ==========          ==========
SUPPLEMENTAL CASH FLOW ACTIVITIES
     Interest paid                                                  $        0          $        0
     Income taxes paid                                              $        0          $        0

NON CASH FINANCING ACTIVITIES
     Issuance of common stock for investment
      Banking Advisory Services                                     $        0          $  300,000

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                    COMMON STOCK                           DURING THE
                                                    ------------             PAID-IN      DEVELOPMENT
                                               SHARES          PAR VALUE     CAPITAL         STAGE
                                               ------          ---------     --------     -----------
BALANCE JUNE 30,1998                         2,998,640          $2,999      $8,719,440    $(6,034,851)

YEAR ENDED JUNE 30,1999:
Exercise of 5,000 options at $6.00               5,000               5          29,995
Exercise of 2,500 options at $7.25               2,500               3          18,122
  Net Loss                                        --              --              --         (388,931)
                                             ---------          ------      ----------    -----------
BALANCE, SEPT. 30, 1998                      3,006,140           3,007       8,767,557     (6,423,782)

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

PART I

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. The Company's first product family is the "R/S" series workstations used to automate and standardize routine urine sediment analysis conducted in hospitals, private clinics and physician group practices. The "R/S" series has three workstations products, each serving distinct market segments. In addition to urinalysis, the Company manufacturers workstations which automate, standardize and reduce the cost of microscopic analysis of fecal concentrates. The target market for the "FE" series of products for fecal concentrates and the "R/S" series of urine sediment workstations are substantially the same. The Company expects to announce additional workstation products designed to automate and standardize the testing of most human and some non-human fluids.

The Company is in its developmental stage and since its inception on March 27, 1992 has engaged in organizational activities, development of several proprietary products and establishment of sales and distribution channels. As planned, the Company has operated at a loss since its inception.

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

On July 24, 1997 the Company filed a post effective amendment consisting of 566,000 shares of Common Stock, par value $.001 (the "Common Stock"), issuable upon the exercise of 566,000 Redeemable Common Share Purchase Warrants, (the "Redeemable Warrants"). The Redeemable Warrants were issued in connection with the Company's initial public offering in January 1995 and subsequently amended as to the expiration date and exercise price. Each Redeemable Warrant as amended entitled the registered holder thereof to purchase one share of Common Stock at a price of $4.50 per share, subject to adjustment in certain circumstances. Any Redeemable Warrant unexercised as of April 10, 1998 expired. As of April 10, 1998, 552,640 Redeemable Warrants were exercised. Accordingly, the Company received $2,497,068 in proceeds from the exercise of such Warrants.

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

Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing hundreds of urine tests per day; and, (iii) local hospital laboratories performing as few as 100 tests per week. The "R/S" series workstations have also been the subject of numerous favorable evaluations and publications including the Journal of Laboratory Medicine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, and College Of American Pathology Today.

The "R/S" series workstations are the preferred practice for major laboratory networks such as SmithKline Beecham and Kaiser Permanente (California), and was profiled in 1997 Spinoff, the annual report of technology published by the National Aeronautical And Space Administration (NASA).

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

  ADDITIONAL PRODUCT DEVELOPMENT: The Company is developing several additional workstation products which automate and standardize routine analysis of human and non-human fluids, one of which is currently being tested in Germany. Each workstation is or will be designed to increase the precision and reduce the cost of performing an otherwise labor intensive, manually oriented laboratory procedure.

SALES PLAN:

  NORTH AMERICA: The Company sells and services its workstation-products through its headquarter offices in Waterbury, CT and four decentralized locations throughout the United States and Canada. Each sales office is staffed by a manager and each manager is responsible for sales and service of he Company's products in his/her region or area. North American sales efforts are supported by a manager of marketing information systems, a director of strategic accounts and a marketing associate each located at the Company's headquarter office.

Each sales manager and area director earns a base salary, increasing commissions based upon achievement of sales quota and an incentive bonus based upon; (i) producing a specified level of net operating profit for the region; (ii) displacing competition with the Company's workstation products; (iii) implementing network standardization programs for laboratory networks and affiliations; and, (iv) promoting the Company's workstation products as part of a system with Bayer Corporation (see: STRATEGIC RELATIONSHIPS below).

Sales in North America are facilitated by a series of marketing programs which include telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

  INTERNATIONAL: The Company is commencing distribution operations in Europe, South America, Central America, China and parts of Pacific-Asia. The Company has appointed a country manager in England and has retained a Sales Agent in Japan to assist with and oversee European and Pacific-Asian operations, respectively. The country manager is not an employee of the Company. The country manager and Sales Agent are paid a monthly retainer and incentive bonus based upon achievement of certain goals.

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

  OTHER SIGNIFICANT CONTRACTS: The Company has established a number of important relationships with large scale customers. These relationships include:
SmithKline Beecham Clinical Laboratories; Quest Diagnostics; Kaiser Permanente, California; AmeriNet, Inc. of St. Louis Missouri; Mid-Atlantic Group Network of Shared Services, Inc. (MAGNET); and, the Purchase Connection.

The Company has also been awarded a supplier's contract by the General Services Administration (GSA) of the United States of America.

PROPRIETARY RIGHTS:

  PATENTS: The Company has been granted numerous patents on its "R/S" and "FE" series technology. Three such patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's urine and feces workstation products. The Company has also been granted similar patent protection in Japan, Singapore, Taiwan, Austria, Belgium, Denmark, England, France, Germany, Greece, Ireland, Italy, Luxembourg, Liechtenstein, Monaco, the Netherlands, Portugal, Spain, Sweden and Switzerland.

TRADE NAMES: The Company has been granted trade name protection for UriZyme, an enzyme based cleaning material for its workstation products. The Company has four additional applications for trade names in the United States. Europe and Japan.

MANUFACTURING AND WARRANTY OBLIGATION:

The Company internally designs and manufactures its workstation products. The Company purchases sub-assemblies and parts designed according to Company specifications, and assembles and final tests the sub-assemblies and parts within its own facility. The Company has developed alternate qualified vendors for its critical raw material and supplies that could fulfill its requirements if needed. Implementation of the plan has resulted in higher manufacturing quality, reduced lead time to deliver and reduced costs in manufacturing.

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

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 1998 the Company had cash and equivalents of $1,688,509, a decrease of $313,060 from $2,001,569 as of June 30, 1998. The decrease in cash and equivalents was primarily due to continued expenditures for sales and marketing-related activities and new product development.

The Company's inventory decreased by $4,227 from $390,141 as of June 30, 1998 to $385,914 as of September 30, 1998.

Management believes that it has sufficient funds to meet its obligations when due for more than the next twelve months.

RESULTS OF OPERATIONS:

NET REVENUE AND BACKLOG:

The Company's Net Revenue decreased by $42,292 for the three month period ended September 30, 1998 as compared to the same period in the previous year. The decrease in Net Revenue was caused by: (i) a reallocation of senior management's time to pursue the Company's legal rights against Intelligent Medical Imaging Inc. (see LEGAL PROCEEDINGS below) ; (ii) the Company's inability to ship a portion of its backlog due to its rejection of certain subassemblies which did not pass the Company's incoming inspection criteria; and, (iii) customer paperwork on a number of orders was inadequate to warrant shipment. Each of these causes were temporary, and management has resumed its focus on sales.

GROSS PROFIT:

The Company's gross profit (Net Revenue less cost of goods sold) decreased by $31,670 for the three month period ended September 30, 1998. The Company's gross profit percentage (Gross profit divided by Net Revenue) decreased from 69.9% to 61.7%. Management attributes this decrease in gross profit and gross profit percentage as temporary and due primarily to the Company's inability to ship a portion of its backlog as described above.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three month period ended September 30, 1998, the Company's expenses decreased from $608,490 to $354,955 over the same three month period in 1997, a decrease of $253,535 or 41.7%. The decrease in SG&A expenses was due primarily to the completion of the Company's obligations under a certain investment banking relationship ("Agreement") made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. ("Investment Banker"). The Agreement expires on December 31, 1998.

Additionally the Company incurred $45,970 for the period ended September 30, 1998 of non recurring legal fees in its arbitration action against Intelligent Medical Imaging Inc. (see LEGAL PROCEEDINGS below.)

Without the effect of the Agreement and IMI litigation, SG&A expenses would have decreased from $360,990 to $308,985 over the same three month period for 1997.

RESEARCH AND DEVELOPMENT:

For the three month period ended September 30, 1998, research and development expenses decreased from $107,170 to $95,663 over the same three month period for 1997, a decrease of $11,507 or 10.7%.

NET (LOSS) OR GAIN:

The Company reported a net loss of $388,931 for the three month period ended September 30, 1998 compared to a net loss of $629,779 for the same period ended September 30, 1997. Management attributes the decrease in net loss to: the "non-cash" effect of the investment banking relationship described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above; and, (ii) vigilant cost control.

Management anticipated a loss for the three month period ended September 30, 1998 as part of the Company's over-all strategic business plan.

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

On January 12, 1998. DiaSys served IMI a formal notice and request for arbitration. DiaSys sought $2.7 million in damages. IMI counter claimed for damages of $2.1 million. The matter went to arbitration on October 5, 1998, a judgment from which is expected prior to year-end. The Company believes that it will ultimately prevail in the arbitration and that IMI's counter claim lacked merit, was asserted only for strategic purposes, and is procedurally barred by the specific provisions of the Agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                DiaSys Corporation
                                     -------------------------------------------


                                     /s/ TODD M. DEMATTEO
-----------------------              -------------------------------------------
Date: November 18, 1998                  Todd M. DeMatteo
                                         President, Chief Executive Officer


                                     /s/ MICHAEL F. PRIMINI
                                     -------------------------------------------
                                         Michael F. Primini
                                         Vice President/Finance & Administration
                                          and Chief Financial Officer