Form 10QSB
period 1998-12-31
DIASYS CORP
filed 1999-02-16
CIK 916380

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM-10QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 1998

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period N/A to N/A

                         Commission File number: 0-24974

                               DIASYS CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                             06-1339248
--------------------------------                          ----------------------
  (State or other jurisdiction                            (I.R.S. Employer ID #)
of incorporation ororganization)

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: YES_X_ NO___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
YES___  NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: FEBRUARY 10, 1999

                             COMMON STOCK: 3,006,140


================================================================================

                               DIASYS CORPORATION
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF THE BUSINESS AND BASIS OF THE PRESENTATION:

NATURE OF THE REPORT: THE BALANCE SHEET FOR THE END OF THE PRECEDING FISCAL YEAR HAS BEEN DERIVED FROM THE COMPANY'S LAST AUDITED BALANCE SHEET AND IS PROVIDED FOR COMPARATIVE PURPOSES. ALL OTHER FINANCIAL STATEMENTS ARE UNAUDITED. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS WHICH INCLUDE ONLY NORMAL RECURRING ADJUSTMENTS NECESSARY TO FAIRLY PRESENT THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND CHANGES IN CASH FLOWS FOR ALL PERIODS PRESENT, HAVE BEEN MADE. THE RESULTS OF OPERATIONS FOR INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS FOR THE FULL YEAR.

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

NOTE 2. LEGAL PROCEEDINGS:

AS PREVIOUSLY DISCLOSED, THE COMPANY ANNOUNCED ON NOVEMBER 19, 1996, THAT IT ENTERED INTO A PRODUCT INTEGRATION AGREEMENT ("AGREEMENT") WITH INTELLIGENT MEDICAL IMAGING, INC. (NASD:IMII). FOLLOWING DELIVERY OF CERTAIN PRODUCTS ORDERED BY IMI, IMI REJECTED THE GOODS AS NON CONFORMING AND TERMINATED THE AGREEMENT. ON JANUARY 12, 1998, THE COMPANY SERVED IMI A FORMAL NOTICE AND REQUEST FOR ARBITRATION SEEK $2.7 MILLION IN DAMAGES. IMI COUNTER CLAIMED FOR DAMAGES OF $2.1 MILLION. THE MATTER WAS SUBMITTED TO ARBITRATION ON OCTOBER 5, 1998; AND ON DECEMBER 15, 1998 THE ARBITERS FOUND THAT IMI BREACHED THE AGREEMENT. THE ARBITERS ALSO DISMISSED IMI'S COUNTERCLAIMS. THE ARBITERS HAVE REQUESTED THE COMPANY TO PREPARE PROOF OF CERTAIN DAMAGES FOR PRESENTATION AT A HEARING YET TO BE SCHEDULED.

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                           BALANCE SHEET

                                                                    DECEMBER 31          JUNE 30
                                                                       1998                1998
                                                                    -----------        -----------
             ASSETS                                                 (UNAUDITED)         (AUDITED)

Current Assets

Cash and equivalents                                                $ 1,313,917        $ 2,001,569
Accounts Receivable, less allowance for doubtful accounts
  of $19,000                                                            119,754            112,044

  Finance Receivables, net                                               56,952             33,151
  Inventories                                                           378,605            390,141
  Prepaid expenses and other assets                                      25,062             15,363
                                                                    -----------        -----------

               Total Current Assets                                   1,894,290          2,552,268
                                                                    -----------        -----------

  Equipment, Furniture and Fixtures less accumulated depreciation        75,826             82,244

  Patent, less accumulated amortization                                  60,335             53,478

  Long term finance receivables, net                                    142,492             55,752
                                                                    -----------        -----------

               TOTAL ASSETS                                         $ 2,172,943        $ 2,743,742
                                                                    ===========        ===========

             LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

  Accounts payable and accrued expenses                             $    71,510        $    56,154

COMMITMENTS

Stockholder's Equity

  Preferred Stock $.001 par value:
    Authorized 10,000,000 shares, no shares issued
  Common Stock $.001 par value:
    Authorized 10,000 shares, issued 2,998,640 shares at 6/30/98
      and 3,006,140 at 12/31/98                                           3,007              2,999
  Additional Paid in Capital                                          8,767,557          8,719,440

  Deficit Accumulated during the development stage                   (6,669,131)        (6,034,851)
                                                                    -----------        -----------

               Total Stockholder's Equity                             2,101,433          2,687,588
                                                                    -----------        -----------

               TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $ 2,172,943        $ 2,743,742
                                                                    ===========        ===========

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                                   STATEMENT OF OPERATIONS
                                                         (UNAUDITED)

                                                                                                                MARCH 27,
                                                      SIX           SIX             THREE         THREE       1992 DATE OF
                                                      MONTHS        MONTHS          MONTHS        MONTHS        INCEPTION
                                                      ENDED         ENDED           ENDED         ENDED          THROUGH
                                                     DEC. 31       DEC. 31         DEC. 31       DEC. 31        DEC. 31
                                                       1998          1997           1998           1997           1998
                                                    ---------     ---------       ---------     ---------     ------------
Sales of workstations and Related supplies            232,389       219,886         169,861       117,745       1,895,089
Rental/Lease Revenue                                   11,354        13,013           7,519         6,500          59,710
                                                    ---------     ---------       ---------     ---------      ----------
Net sales                                             243,743       232,899         177,380       124,245       1,954,799

Cost of Goods Sold                                     63,388        69,240          37,883        36,566         640,885
                                                    ---------     ---------       ---------     ---------      ----------
Gross Profit                                          180,355       163,659         139,497        87,679       1,313,914
% of Gross Profit                                        74.0%        70.37%           78.6%         70.6%           67.2%

OPERATING EXPENSES
  Selling                                             384,282       478,859         181,109       252,181       3,385,965
  General & Administrative.                           288,538       247,363         136,755       113,051       2,405,872
  Investment banking advisory services                      0       322,500               0        75,000         990,000
  Research/Development                                181,715       221,010          86,052       113,840       1,638,146
                                                    ---------     ---------       ---------     ---------      ----------
                                                      854,535     1,269,732         403,916       554,072       8,419,983
                                                    ---------     ---------       ---------     ---------      ----------

Income (Loss) from operations                        (674,180)   (1,106,073)       (264,419)     (466,393)     (7,106,069)

Interest expense to stockholders and related party          0             0               0             0          (4,500)

Interest income                                        39,898        15,993          19,067         5,041         441,438
                                                    ---------     ---------       ---------     ---------      ----------

Net Income (Loss)                                    (634,282)   (1,090,080)       (245,352)     (461,352)     (6,669,131)
                                                    =========     =========       =========     =========      ==========

Weighted average number of outstanding              3,005,050     2,414,250       3,006,140     2,414,200       3,006,140
                                                    =========     =========       =========     =========      ==========
Net Loss per Common share:
  Basic and diluted                                    ($0.21)       ($0.45)         ($0.08)     ( $ 0.19)
                                                    =========     =========       =========     =========

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                            FOR THE          FOR THE
                                                           SIX MONTHS      SIX MONTHS
                                                             ENDED            ENDED
                                                            DEC. 31          DEC. 31
                                                              1998             1997
                                                          -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                ($  634,282)    ($1,090,080)
  Adjustments to reconcile net loss to net cash flows
    from operating activities
      Investment Banking Advisory Services                          0         322,500
      Amortization of patents                                  18,000          13,400
      Depreciation of equipment, furniture & fixtures          12,000           8,500

  Changes in operating assets and liabilities
      Account and Finance Receivables                        (118,251)         54,792
      Inventory                                                11,536         (68,029)
      Prepaid expenses and other current assets                (9,699)              0
      Accounts payable and accrued expenses                    15,356          (9,817)
                                                          -----------      ----------
  Net cash flows from operating activities                   (705,340)       (768,734)
                                                          -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, furniture and fixtures               (5,581)         (7,168)
  Cost of Patents                                             (24,856)              0
                                                          -----------      ----------
  Net Cash flows from investing activities                    (30,437)         (7,168)
                                                          -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Offering Costs                                                    0         (11,412)
  Net Proceed from exercise of warrants                        48,125               0
                                                          -----------      ----------
  Net Cash flows from financing                                48,125         (11,412)
                                                          -----------      ----------
NET CHANGE IN CASH AND EQUIVALENTS                           (687,652)       (787,314)

CASH AND EQUIVALENTS-BEG. OF PERIOD                         2,001,569       1,123,486
                                                          -----------      ----------
CASH AND EQUIVALENTS-END OF PERIOD                        $ 1,313,917      $  336,172
                                                          ===========      ==========

SUPPLEMENTAL CASH FLOW ACTIVITIES
      Interest paid                                       $         0      $        0
      Income taxes paid                                   $         0      $        0

NON CASH FINANCING ACTIVITIES
      Issuance of common stock for investment
        Banking Advisory Services                         $         0      $  300,000


                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIT
                                                                                                ACCUMULATED
                                                                                                 DURING THE
                                                       COMMON STOCK               PAID-IN       DEVELOPMENT
                                               ---------------------------
                                                 SHARES          PAR VALUE        CAPITAL          STAGE
                                                 ------          ---------        -------       -----------
BALANCE JUNE 30,1998                           2,998,640          $  2,999      $8,719,440      $(6,034,851)

YEAR ENDED JUNE 30,1999:
Exercise of 5,000 options at $6.00                 5,000                 5          29,995
Exercise of 2,500 options at $7.25                 2,500                 3          18,122
  Net Loss                                          --                --              --           (634,282)
                                               ---------          --------      ----------      -----------
BALANCE, DEC. 31, 1998                         3,006,140          $  3,007      $8,767,557      $(6,669,133)
                                               =========          ========      ==========      ===========

PART I

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. The Company's first product family is the "R/S" series workstations used to automate and standardize routine urine sediment analysis conducted in hospitals, private clinics and physician group practices. The "R/S" series has three workstation products, each serving distinct market segments. In addition to urinalysis, the Company manufacturers workstations which automate, standardize and reduce the cost of microscopic analysis of fecal concentrates. The target market for the "FE" series of products for fecal concentrates and the "R/S" series of urine sediment workstations are substantially the same. The Company expects to announce additional workstation products designed to automate and standardize the testing of most human and some non-human fluids.

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

Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing hundreds of urine tests per day; and, (iii) local hospital laboratories performing as few as 100 tests per week. The "R/S" series workstations have also been the subject of numerous favorable evaluations and publications including the Journal of Laboratory Medicine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, College Of American Pathology Today, and Urinalysis News.

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

  "FE" SERIES: The Company's fourth workstation product, the FE-2, is the first of a family of products designed by the Company for use in microbiology. More specifically, the FE-2 is a counter top instrument which automates and reduces the cost of microscopic analysis of fecal concentrates. Microscopic analysis of feces is performed by thousands of hospital, public health and private commercial laboratories world wide in order to detect the presence of ova
(eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an out-patient basis, and quickly provides confirmatory results.

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

  THE CYTOCOUNTER: The Company has developed a new methodology for cell counting, sorting and analysis for research applications, especially with regard to the study of human diabetes. Work with cultured cells often requires a precise knowledge of the cell count both to standardize conditions and to carry out quantitative experiments. Although not yet released to market, the CytoCounter has been successfully tested in Germany and is the subject of a favorable scholarly article published in one of the world's leading research magazines. The Company expects to release the CytoCounter this year.

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

SALES PLAN:

  NORTH AMERICA: The Company sells and services its workstation-products through its headquarters offices in Waterbury, CT and four decentralized locations throughout the United States and Canada. Each sales office is staffed by a manager and each manager is responsible for sales and service of the Company's products in his/her region or area. North American sales efforts are supported by a manager of field service, a director of strategic accounts and a marketing associate each located at the Company's headquarters office.

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

The Company has installed workstations in Portugal, Spain, France, Belgium/Luxembourg, Italy, Switzerland, Israel, Qatar, Mexico, Brazil, and Bolivia. The Company has also to implemented its distribution plan for China, Japan, Taiwan and Singapore.

STRATEGIC RELATIONSHIPS:

  BAYER CORPORATION: The Company has entered into a Strategic Cooperation Agreement with the Diagnostics Division of Bayer Corporation, the United States subsidiary of the international chemical and health care conglomerate, Bayer AG headquartered in Germany. Under the Cooperation Agreement, Bayer and DiaSys recommend and refer each other's urinalysis workstations to hospital and commercial laboratory customers in the United States. The companies also confer on account strategy and provide unified network standardization plans through Bayer at the request of the customer. Each company installs and services its own equipment. The Company has started to recognize sales of its workstations through its strategic relationship with Bayer, and selling activity across the United States has increased dramatically. The Company's activities have also assisted Bayer with the sale of its urine chemistry analyzers. The Company believes that sales of its workstations will increase following the formal launch of this program by Bayer scheduled for mid February, 1999.

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

  OTHER SIGNIFICANT CONTRACTS: The Company has established a number of important relationships with large scale customers. These relationships include:
SmithKline Beecham Clinical Laboratories; Quest Diagnostics; Kaiser Permanente, (California); AmeriNet Inc. of St. Louis Missouri; Mid-Atlantic Group Network of Shared Services, Inc. (MAGNET); and, the Purchase Connection of California.

The Company has also been awarded a supplier's contract by the General Services Administration (GSA) of the United States of America.

PROPRIETARY RIGHTS:

  PATENTS: The Company has been granted numerous patents on its "R/S" and "FE" series technology. Three such patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's urine and feces workstation products. The Company has also been granted similar patent protection in Canada, Brazil, Japan, Singapore, Taiwan, Austria, Belgium, Denmark, England, France, Germany, Greece, Ireland, Italy, Luxembourg, Liechtenstein, Monaco, the Netherlands, Portugal, Spain, Sweden and Switzerland.

  TRADE NAMES: The Company has been granted trade name protection for UriZyme, an enzyme based cleaning material and Uriprep, a repair and maintenance kit. The Company has two additional applications pending for trade names in the United States, Europe and Japan.

YEAR 2000 COMPLIANCE:

The Company believes that it will not be adversely affected by the "year 2000" problem. The Company's workstation products use microprocessors which are not date dependent. The Company's internal information systems are LANed, PC-based and run on highest revision level DOS and/or Window programs. The Company conducted a formal survey of its suppliers and service providers requesting certifications that they are or will be year 2000 compliant. Any non-compliant vendor will be disqualified from future business. The Company has developed alternate year 2000 compliant vendors for its critical raw material and supplies for any non-compliant vendors.

MANUFACTURING AND WARRANTY OBLIGATION:

The Company internally designs and manufactures its workstation products. The Company purchases sub-assemblies and parts designed according to Company specifications, and assembles and final tests the sub-assemblies and parts within its own facility. The Company has developed alternate qualified vendors for its critical raw material and supplies that could fulfill its requirements if needed. Implementation of the plan has resulted in higher manufacturing quality, reduced lead-time-to-delivery and reduced costs in manufacturing.

The Company provides its customers with a one year "swap out" warranty against defects in parts or workmanship on all new or refurbished units from the date of delivery, generally defined as FOB, DiaSys. This means that in the event a unit fails from a defect in parts and/or workmanship during the warranty period, the Company will replace the unit with a new or refurbished unit at the Company's option. For service after the initial year of warranty, the Company offers an optional extended warranty protection plan, a service plan, and also provides repair and service at an hourly rate plus parts. The Company experiences minimal additional costs associated with its warranty obligations.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1998 the Company had cash and equivalents of $1,313,917, a decrease of $687,652 from $2,001,569 as of June 30, 1998. The decrease in cash and equivalents was primarily due to: (i) Legal fees and expenses incurred by the Company in pursuing its rights and remedies against Intelligent Medical Imaging Inc. (see LEGAL PROCEEDINGS below); and, (ii) continued expenditures for sales and marketing-related activities and new product development.

The Company's inventory decreased by $11,536 from $390,141 as of June 30, 1998 to $378,605 as of December 31, 1998.

Management believes that it has sufficient funds to meet its obligations when due for more than the next twelve months.

RESULTS OF OPERATIONS:

NET REVENUE AND BACKLOG:

The Company's three-month and six-month period net Revenue increased by $53,135 and $10,844, respectively, compared to the same periods for the prior year. The increases in Net Revenue was due to: (i) resumption of focus on the Company's business following successful arbitration of the Company's legal rights against Intelligent Medical Imaging Inc. (see LEGAL PROCEEDINGS below); and, (ii) increased Bayer-related sales (see STRATEGIC RELATIONSHIPS above).

GROSS PROFIT:

The Company's three-month and six-month gross profit (Net Revenue less cost of goods sold) increased by $51,818 and $16,696 respectively, compared to the same periods for the prior year. The Company's three-month and six-month gross profit percentage (Gross profit divided by Net Revenue) increased from 70.6% to 78.7% and from 70.3% to 74.0%. compared to the same prior year periods. Management attributes the increase in gross profits and gross profit percentage to increased sales and continued control of overhead costs.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three month period ended December 31, 1998, the Company's expenses decreased from $440,232 to $317,864 over the same three month period in 1997, a decrease of $122,368 or 27.8%. The decrease in SG&A expenses was due to: (i) the completion of the Company's obligations under a certain investment banking relationship made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. expiring on December 31, 1998; and (ii) continued cost control.

For the six month period ended December 31, 1998, the Company's SG&A expenses decreased from $1,048,722 to $672,820 over the same six month period in 1997, a decrease of $375,902 or 35.8%. The decrease in SG&A expenses was due primarily to: (i) the completion of the Company's obligation under a certain investment banking relationship made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc.; and, (ii) continued cost control.

RESEARCH AND DEVELOPMENT:

For the three month period ended December 31, 1998, research and development expenses decreased from $113,840 to $86,052 over the same three month period for 1997. For the six month period ended December 31, 1998, research and development expenses decreased from $221,010 to $181,715 over the same six month period for 1997.

NET (LOSS) OR GAIN:

The Company reported a net loss of $245,352 for the three month period ended December 31, 1998, down from a net loss of $461,352 for the same period in 1997. For the six month period ended December 31, 1998, the Company reported a net loss of $634,282, also down from a net loss of $1,090,080 for the same period in 1997. Net loss was therefore reduced by 46.8% and 41.8% for the three and six month periods respectively ended December 31, 1998, compared to the same periods of the prior year. Management attributes the decrease in net loss primarily to:
(i) the "non-cash" effect of the investment banking relationship described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above; and, (ii) continued cost control.

Management anticipated a loss for the three and six month periods ended December 31, 1998 as part of the Company's over-all strategic business plan.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

As previously disclosed, the Company announced on November 19, 1996, that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc. (NASD: IMII). Following delivery of certain products ordered by IMI, IMI rejected the goods as non conforming and terminated the agreement. On January 12, 1998, the Company served IMI a formal notice and request for arbitration seeking $2.7 million in damages. IMI counter claimed for damages of $2.1 million. The matter was submitted to arbitration on October 5, 1998; and, on December 15, 1998 the Arbiters found that IMI breached the Agreement. The arbiters also dismissed IMI's counterclaims. The Arbiters have requested the Company to prepare proof of certain damages for presentation at a hearing yet to be scheduled.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                DiaSys Corporation
                                     -------------------------------------------


                                     /s/ TODD M. DEMATTEO
                                     -------------------------------------------
Date: February 15, 1999                  Todd M. DeMatteo
                                         President, Chief Executive Officer


                                     /s/ MICHAEL F. PRIMINI
                                     -------------------------------------------
                                         Michael F. Primini
                                         Vice President/Finance & Administration
                                           and Chief Financial Officer