Form 10QSB
period 1999-03-31
DIASYS CORP
filed 1999-05-14
CIK 916380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM-10QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 1999

(_)  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period N/A to N/A

                         Commission File number: 0-24974

                               DIASYS CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                            06-1339248
-------------------------------                           ----------------------
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


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days:  YES _XX_   NO____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
YES ___   NO ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: MAY 15, 1999

                             COMMON STOCK: 3,006,140

                               DIASYS CORPORATION

                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF THE BUSINESS AND BASIS OF THE PRESENTATION:

Nature of the Report: The balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited balance sheet and is provided for comparative purposes.All other financial statements are unaudited.In the opinion of management, all adjustments which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods present, have been made.The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate.Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements.The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties.Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control.The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

NOTE 2. LEGAL PROCEEDINGS:

As previously disclosed, the Company announced on November 19, 1996, that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc. (NASD:IMII).IMI subsequently breached the agreement.On January 12, 1998, the Company served IMI a formal notice and request for arbitration seeking $2.7 million in damages.IMI counter claimed for damages of $2.1 million.The matter was submitted to arbitration on October 5, 1998; and on December 15, 1998 the Arbiters found that IMI in fact breached the Agreement.The arbiters also dismissed IMI's counterclaims.The Arbiters have requested the Company to prepare proof of certain damages for presentation at a hearingscheduled for May 5, 1999.On or about April 15, 1999, IMI filed its annual report with the Securities and Exchange Commission on report form 10-K.On April 28, 1999, the parties, based upon such report agreed to postpone the hearing until such time as and if IMI's financial solvency is known.

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                                       MARCH 31,       JUNE 30,
                                                                        1999            1998
          ASSETS                                                     (UNAUDITED)      (AUDITED)
                                                                      -----------    -----------
Current Assets
    Cash and equivalents                                              $ 1,066,851    $ 2,001,569
    Accounts Receivable, less allowance for doubtful accounts
      of $19,000                                                          175,089        112,044
    Finance Receivables, net                                               56,952         33,151
    Inventories                                                           419,267        390,141
    Prepaid expenses and other assets                                      82,837         15,363
                                                                      -----------    -----------
             Total Current Assets                                       1,800,996      2,552,268
                                                                      -----------    -----------
    Equipment, Furniture and Fixtures less accumulated depreciation        80,489         82,244

    Patent, less accumulated amortization                                  60,690         53,478

    Long term finance receivables, net                                    142,492         55,752
                                                                      -----------    -----------
             Total Assets                                             $ 2,084,667    $ 2,743,742
                                                                      ===========    ===========
          LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

    Accounts payable and accrued expenses                             $    80,424    $    56,154

COMMITMENTS

Stockholder's Equity

    Preferred Stock $.001 par value:
        Authorized 100,000 shares, no shares issued
    Common Stock $.001 par value:
        Authorized 10,000,000 shares, issued 3,006,140 at 3/31/99
        and 2,998,640 at 6/30/98                                            3,007          2,999
    Additional Paid in Capital                                          8,767,557      8,719,440

    Deficit Accumulated during the development stage                   (6,766,321)    (6,034,851)
                                                                      -----------    -----------
             Total Stockholder's Equity                                 2,004,243      2,687,588
                                                                      -----------    -----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS EQUITY                                      $ 2,084,667    $ 2,743,742
                                                                      ===========    ===========

                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                         MARCH 27,
                                                       NINE             NINE             THREE            THREE        1992 DATE OF
                                                      MONTHS           MONTHS           MONTHS           MONTHS         INCEPTION
                                                       ENDED            ENDED            ENDED            ENDED          THROUGH
                                                     MAR. 31,         MAR. 31,          MAR. 31,         MAR. 31,        MAR. 31,
                                                       1999             1998             1999             1998             1999
                                                    ----------       ----------       ----------       ----------       ----------
Sales of workstations and
   Related supplies                                    407,035          318,724          174,347           98,838        2,069,437
Rental/Lease Revenue                                    15,716           17,328            4,661            4,315           64,371
                                                    ----------       ----------       ----------       ----------       ----------
Net sales                                              422,751          336,052          179,008          103,153        2,133,808

Cost of Goods Sold                                      95,529           99,310           32,140           30,070          673,026
                                                    ----------       ----------       ----------       ----------       ----------
Gross Profit                                           327,222          236,742          146,868           73,083        1,460,782
% of Gross Profit                                         77.4%            70.5%            82.0%            70.9%            68.5%

OPERATING EXPENSES
   Selling                                             556,675          700,544          172,393          221,685        3,558,358
   General & Administrative                            343,331          333,693           54,522           86,330        2,460,666
   Investment banking advisory services                      0          397,500                0           75,000          990,000
   Research/Development                                222,339          284,437           40,624           63,427        1,678,770
                                                    ----------       ----------       ----------       ----------       ----------
                                                     1,122,345        1,716,174          267,539          446,442        8,687,794
                                                    ----------       ----------       ----------       ----------       ----------
Income(Loss)
   from operations                                    (795,123)      (1,479,432)        (120,671)        (373,359)      (7,227,012)

Interest expense to stockholders
   and related party                                         0                0                0                0           (4,500)

Interest income                                         63,653           26,621           23,756           10,628          465,191
                                                    ----------       ----------       ----------       ----------       ----------

Net Income(Loss)                                      (731,470)      (1,452,811)         (96,915)        (362,731)      (6,766,321)
                                                    ==========       ==========       ==========       ==========       ==========

Weighted average number of
   outstanding                                       3,005,305        2,655,750        3,006,140        2,655,750        3,006,140
                                                    ==========       ==========       ==========       ==========       ==========

Net Loss per Common share:
   Basic and diluted                                    ($0.24)          ($0.55)          ($0.03)         ( $0.14)
                                                    ==========       ==========       ==========       ==========


                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE             FOR THE
                                                                                    NINE MONTHS         NINE MONTHS
                                                                                       ENDED               ENDED
                                                                                      MAR. 31,            MAR. 31,
                                                                                       1999                1998
                                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                       ($  731,470)        ($1,452,811)
    Adjustments to reconcile net loss to net cash flows from
      operating activities
        Investment Banking Advisory Services                                                 0             397,500
        Amortization of patents                                                         24,000              18,950
        Depreciation of equipment, furniture & fixtures                                 16,000              12,626

    Changes in operating assets and liabilities
        Account and Finance Receivables                                               (173,586)             28,250

        Inventory                                                                      (29,126)           (124,778)
        Prepaid expenses and other current assets                                      (67,474)               (950)
        Accounts payable and accrued expenses                                           24,270             (17,711)
                                                                                   -----------         -----------

    Net cash flows from operating activities                                          (937,386)         (1,138,924)
                                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment, furniture and fixtures                                     (14,245)            (20,090)
    Cost of Patents                                                                    (31,212)             (7,668)
                                                                                   -----------         -----------
    Net Cash flows from investing activities                                           (45,457)            (27,758)
                                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Offering Costs                                                                           0             (29,651)
    Net Proceed from exercise of warrants                                               48,125           1,088,063
                                                                                   -----------         -----------
    Net Cash flows from financing                                                       48,125           1,058,412
                                                                                   -----------         -----------

NET CHANGE IN CASH AND EQUIVALENTS                                                    (934,718)           (108,270)

CASH AND EQUIVALENTS-BEG. OF PERIOD                                                  2,001,569           1,123,486
                                                                                   -----------         -----------

CASH AND EQUIVALENTS-END OF PERIOD                                                 $ 1,066,851         $ 1,015,216
                                                                                   ===========         ===========

SUPPLEMENTAL CASH FLOW ACTIVITIES
        Interest paid                                                              $         0         $         0
        Income taxes paid                                                          $         0         $         0

NON CASH FINANCING ACTIVITIES
        Issuance of common stock for investment
             Banking Advisory Services                                             $         0         $   300,000


                               DIASYS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                   DEFICIT
                                                                                                                 ACCUMULATED
                                                                    COMMON STOCK                                  DURING THE
                                                           -----------------------------         PAID-IN         DEVELOPMENT
                                                              SHARES          PAR VALUE          CAPITAL            STAGE
                                                           -----------       -----------       -----------       -----------
BALANCE JUNE 30,1998                                         2,998,640       $     2,999       $ 8,719,440       $(6,034,851)

YEAR ENDED JUNE 30,1999:
Exercise of 5,000 options at $6.00                               5,000                 5            29,995
Exercise of 2,500 options at $7.25                               2,500                 3            18,122
    Net Loss                                                      --                --                --            (731,470)
                                                           -----------       -----------       -----------       -----------
BALANCE, MARCH 31, 1999                                      3,006,140       $     3,007       $ 8,767,557       $(6,766,321)
                                                           ===========       ===========       ===========       ===========

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

On July 24, 1997 the Company filed a post effective amendment consisting of 566,000 shares of Common Stock, par value $.001 (the "Common Stock"), issuable upon the exercise of 566,000 Redeemable Common Share Purchase Warrants, (the "Redeemable Warrants"). The Redeemable Warrants were issued in connection with the Company's initial public offering in January 1995 and subsequently amended as to the expiration date and exercise price. Each Redeemable Warrant as amended entitled the registered holder thereof to purchase one share of Common Stock at a price of $4.50 per share, subject to adjustment in certain circumstances. Any Redeemable Warrant unexercised as of April 10, 1998, expired. As of April 10, 1998, 552,640 Redeemable Warrants were exercised. Accordingly, the Company received $2,497,068 in proceeds from the exercise of such Warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

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

    "R/S" SERIES: The Company's first family of products is the "R/S" series of urine sediment workstations. These workstations increase the accuracy, productivity and safety of the numerous laboratories which routinely analyze urine sediment. The "R/S" family is comprised of three models: The R/S 1000 serves the needs of laboratories conducting fewer than 20 urine tests at a time such as doctor office laboratories, out patient clinics, and "stat" labs where accuracy, standardization and quick turnaround are of utmost importance. The R/S 2000 serves mid-sized laboratories such as general hospitals. The R/S 2003 accommodates high volume laboratories such as clinical reference labs. Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing hundreds of urine tests per day; and, (iii) local hospital laboratories performing as few as 100 tests per week. The "R/S" series workstations have also been the subject of numerous favorable evaluations and publications including the Journal of Laboratory Medicine, Clinical Lab Products magazine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, College Of American Pathology Today, and Urinalysis News.

The "R/S" series workstations are the preferred practice for major laboratory networks such as SmithKline Beecham and Kaiser Permanente (California), and was profiled in 1997 Spinoff, the annual report of technology published by the National Aeronautical And Space Administration (NASA).

The Company has also entered into a strategic cooperation agreement regarding the promotion and sale of its "R/S" series workstations with and by Bayer Corporation in the United States and with and by Bayer Incorporated in Canada ,and Hua Sin Science Co. LTD, the exclusive distributor of BAYER's urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

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

    THE CYTOCOUNTER: The Company has developed a new methodology for cell counting, sorting and analysis for research applications, especially with regard to the study of human diabetes. Work with cultured cells often requires a precise knowledge of the cell count both to standardize conditions and to carry out quantitative experiments. Although not yet released to market, the CytoCounter has been successfully tested in Germany and is the subject of a favorable scholarly article published in BIOTECHNIQUE, one of the world's leading research magazines. The Company expects to release the CytoCounter to North America later this year.

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

    INTERNATIONAL: The Company is commencing distribution operations in Europe, South America, Central America, China and parts of Pacific-Asia. The Company has retained a Sales Agent in England and Japan to assist with and oversee European and Pacific-Asian operations, respectively. Both Sales Agents are paid a monthly retainer and incentive bonus based upon achievement of certain goals.

The Company has installed workstations in Portugal, Spain, France, Belgium/Luxembourg, Italy, Switzerland, Israel, Qatar, Mexico, Brazil, and Bolivia. The Company has also implemented its distribution plan for China, Japan, Taiwan and Singapore.

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

As of April 1, 1999, there were over 100 Bayer/DiaSys systems installed in North America.

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

     HUA SIN SCIENCE CO., LTD: On April 27, 1999, the Company announced that it entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of BAYER's CLINITEK series urine chemistry analyzers in China. The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999, and in that connection Hua Sin has ordered sixty (60) R/S 2003 urine sediment workstations. DiaSys delivered twenty (20) R/S 2003 workstations against the order on May 6, 1999.

     OTHER SIGNIFICANT CONTRACTS: The Company has established a number of important relationships with large scale customers. These relationships include:
SmithKline Beecham Clinical Laboratories; Quest Diagnostics; Kaiser Permanente, (California); AmeriNet Inc. of St. Louis Missouri; Mid-Atlantic Group Network of Shared Services, Inc. (MAGNET); and, the Purchase Connection of California. The Company has also been awarded a Federal Supplier's Schedule by the General Services Administration (GSA) of the United States of America. The Company is continuously seeking and negotiating additional strategic relationships, both domestic and abroad.

PROPRIETARY RIGHTS:

    PATENTS: The Company has been granted numerous patents on its "R/S" and "FE" series technology. Three such patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's urine and feces workstation products. The Company has also been granted similar patent protection in Canada, Brazil, Japan, Singapore, Taiwan, Austria, Belgium, Denmark, England, France, Germany, Greece, Ireland, Italy, Luxembourg, Liechtenstein, Monaco, the Netherlands, Portugal, Spain, Sweden and Switzerland. The Company has additional applications for patents pending, both domestic and abroad.

    TRADE NAMES: The Company has been granted trade name protection for DiaSys, UriZyme (an enzyme based cleaning material) and Uriprep, (a repair and maintenance kit). The Company has two additional applications pending for trade names in the United States, Europe and Pacific Asia.

YEAR 2000 COMPLIANCE

The Company believes that it will not be adversely affected by the "year 2000" problem. The Company has specifically and purposefully designed its hardware and software so as not to be date dependent. The Company's internal information systems are LANed, PC-based and run on highest revision level DOS and/or Window programs. The Company conducted a formal survey of its suppliers and service providers requesting certifications that they are or will be year 2000 compliant. Any non-compliant vendor will be disqualified from future business. The Company has developed alternate year 2000 compliant vendors for its critical raw material and supplies for any non-compliant vendors.

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

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 1999, the Company had cash and equivalents of $1,066,851, a decrease of $934,718 from $2,001,569 as of June 30, 1998. The decrease in cash and equivalents was primarily due to: (i) Legal fees and expenses incurred by the Company in pursuing its rights and remedies against Intelligent Medical Imaging Inc. (see LEGAL PROCEEDINGS below); and, (ii) continued expenditures for sales and marketing-related activities and new product development.

The Company's inventory increased by $29,126 from $390,141 as of June 30, 1998 to $419,267 as of March 31, 1999. The increase was due to product mix in relation to projected sales .

Management believes that due its current cash position, increasing sales and continued cost control, it will have sufficient funds to meet its obligations when due for more than the next twelve months.

RESULTS OF OPERATIONS

NET REVENUE AND BACKLOG:

The Company's three-month and nine-month period net Revenue increased by $78,855, and $86,699, respectively, compared to the same periods for the prior year. The increases in Net Revenue was due to: (i) resumption of focus on the Company's business following successful arbitration of the Company's legal rights against Intelligent Medical Imaging Inc. (see LEGAL PROCEEDINGS below); and, (ii) increased success of its over-all sales program.

GROSS PROFIT:

The Company's three-month and nine-month gross profit (Net Revenue less cost of goods sold) increased by $73,785 and $90,480 respectively, compared to the same periods for the prior year. The Company's three-month and nine-month gross profit percentage (Gross profit divided by Net Revenue) increased from 70.9% to 82.1% and from 70.5% to 77.4%. compared to the same prior year periods. The increase in gross profits and gross profit percentage is due to: (i) increased sales and, (ii) continued control of purchasing and manufacturing costs.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three month period ended March 31, 1999, the Company's expenses decreased from $383,015 to $226,915 over the same three month period in 1998, a decrease of $156,100 or 40.8%. The decrease in SG&A expenses was due to: (i) the completion of the Company's obligations under a certain investment banking relationship made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc. expiring on December 31, 1998; (ii) a reduction in legal and underwriting expenses associated with the Company's warrant offering; and, (iii) continued cost control.

For the nine month period ended March, 31, 1999, the Company's SG&A expenses decreased from $1,431,737 to $900,006 over the same nine month period in 1998, a decrease of $531,731 or 37.1%. The decrease in SG&A expenses was due primarily to: (i) the completion of the Company's obligation under a certain investment banking relationship made with Lester Morse, Esq. P.C., as assigned to WR Consulting, Inc.; and, (ii) a decrease in sales related travel expenses due to assumption by headquarter personnel of the travel arrangements function; and,
(iii) continued cost controls.

RESEARCH AND DEVELOPMENT:

For the three month period ended March 31, 1999, research and development expenses decreased from $63,427 to $40,624 over the same three month period for 1998. For the nine month period ended March 31, 1999, research and development expenses decreased from $284,437 to $222,339 over the same nine month period for 1998.

NET (LOSS):

The Company reported a net loss of $96,915 for the three month period ended March 31, 1999 down from a net loss of $362,731 for the same period in 1998. For the nine month period ended March 31, 1999 the Company reported a net loss of $731,470 also down from a net loss of $1,452,811 for the same period in 1998. Net loss was therefore reduced by 73.3% and 49.6% for the three and six month periods respectively ended March 31, 1999, compared to the same periods of the prior year. Management attributes the decrease in net loss primarily to: (i) the completion of the Company's obligations under the Investment banking relationship described in SELLING GENERAL AND ADMINISTRATIVE (SG&A) above; (ii) resumption of focus on the Company's business following successful arbitration of the Company's legal rights against Intelligent Medical Imaging In. (see LEGAL PROCEEDINGS below); (iii) increased success of the Company's over-all sales program; and, (iv) continued cost control.

Management anticipated a loss for the three and nine months period ended March 31, 1999 as part of the Company's over-all strategic business plan.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

As previously disclosed, the Company announced on November 19, 1996, that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc. (NASD: IMII). IMI subsequently breached the Agreement. On January 12, 1998, the Company served IMI a formal notice and request for arbitration seeking $2.7 million in damages. IMI counter claimed for damages of $2.1 million. The matter was submitted to arbitration on October 5, 1998; and, on December 15, 1998 the Arbiters found that IMI in fact breached the Agreement. The arbiters also dismissed IMI's counterclaims. The Arbiters have requested the Company to prepare proof of certain damages for presentation at a hearing scheduled for May 5, 1999. On or about April 15, 1999, IMI filed its annual report with the Securities and Exchange Commission on report form 10-K. On April 28, 1999, the parties based upon such report agreed to postpone the hearing until such time as and if IMI's financial solvency is known.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

        DiaSys Corporation


Date: May 15, 1999                       Todd M. DeMatteo, President,
                                         Chief Executive Officer


                                         Michael F. Primini
                                         Vice President/Finance & Administration
                                         and Chief Financial Officer