Form 10KSB
period 1999-06-30
DIASYS CORP
filed 1999-10-13
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934
      [FEE REQUIRED]

                    For the fiscal year ended: JUNE 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      [NO FEE REQUIRED]

                      For the transition period N/A to N/A

                         Commission File number: 0-24974

                               DIASYS CORPORATION
--------------------------------------------------------------------------------
        Exact name of small business issuer as specified in its charter)

           DELAWARE                                          06-1339248
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer ID #)
incorporation or organization)

                   49 LEAVENWORTH STREET, WATERBURY, CT 06702
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 755-5083
--------------------------------------------------------------------------------
                 (Issuer's Telephone number including area code)

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

      YES |X|       No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant's revenues for the most recent fiscal year were $589,990

As of October 1, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was $27,456,121 based upon an average closing price of $9 1/8 for the five trading days immediately prior thereto.

As of October 1, 1999, the Registrant had 3,008,890 shares of common stock

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. ALL STATEMENTS, TRENDS, ANALYSES, AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN NET SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, AS WELL AS OTHER STATEMENTS INCLUDING, BUT NOT LIMITED TO WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "ESTIMATE", "EXPECT", "SEEK", "INTEND", AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH HEREIN UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS",, AS WELL AS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW" AND "--LIQUIDITY AND CAPITAL RESOURCES". PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE ONLINE COMMERCE AND RETAIL BOOK ENVIRONMENTS AND THE RISKS ASSOCIATED WITH CAPACITY CONSTRAINTS, SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. EXCEPT AS REQUIRED BY LAW, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS, HOWEVER, SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (`SEC").

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

On July 24, 1997 the Company filed a post effective amendment consisting of 566,000 shares of Common Stock, par value $.001 (the "Common Stock"), issuable upon the exercise of 566,000 Redeemable Common Share Purchase Warrants (the "Redeemable Warrants"). The Redeemable Warrants were issued in connection with a public offering of the Company's securities in January 1995 and subsequently amended as to the expiration date and exercise price. Each Redeemable Warrant entitled the registered holder thereof to purchase one share of Common Stock at a price of $4.50 per share, subject to adjustment in certain circumstances. 552,640 Redeemable Warrants were exercised prior to their expiration date of April 10, 1998. Accordingly, the Company received $2,497,068 in proceeds from the exercise of such Warrants.

Since inception, the Company has: (i) developed and patented several new proprietary technologies; (ii) erected the infrastructure needed to support global manufacturing and distribution operations; (iii) established market and technical acceptance of its initial products among the medical laboratory community; (iv) attracted significant strategic selling partners in major markets; and, (v) implemented a plan for long term market penetration. As such, the Company has operated at a loss. The Company believes that it has successfully completed its developmental stage.

PRODUCTS

The Company develops products which increase accuracy of and reduce the costs to analyze human body fluids. Each current product family is described below. Over the ensuing years, the Company expects to announce additional workstation products designed to automate and standardize the testing of most human and some non-human fluids.

"R/S" SERIES

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

Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing hundreds of urine tests per day; and, (iii) local hospital laboratories performing as few as 100 tests per week. The "R/S" series workstations have also been the subject of numerous favorable evaluations and publications including the Journal of Laboratory Medicine, Clinical Lab
                               --------------------------------------------
Products magazine, American Clinical Laboratory magazine, European Clinical
--------           ----------------------------           -----------------
Laboratory magazine, College Of American Pathology Today, and Urinalysis News.
----------           -----------------------------------      ----------------

The "R/S" series workstations are the preferred practice for major laboratory networks and health maintenance in organizations (HMO's) such as SmithKline Beecham and Kaiser Permanente, and was profiled in 1997 Spin-off, the annual report of technology published by the National Aeronautical And Space Administration (NASA).

The Company has also entered into a strategic cooperation agreement regarding the promotion and sale of its "R/S" series workstations with and by Bayer Corporation in the United States, Bayer Incorporated in Canada, and Hua Sin Science Co. LTD, the exclusive distributor of BAYER's urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

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

THE CYTOSYS:

The Company has developed a new methodology for cell counting, sorting and analysis for research applications, especially with regard to the study of human diabetes. Work with cultured cells often requires a precise knowledge of the cell count both to standardize conditions and to carry out quantitative experiments. The Company expects to release the product to market upon receipt of FDA clearance.

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

SALES, MARKETING, AND DISTRIBUTION

NORTH AMERICA:

The Company sells and services its workstation-products through its headquarter offices in Waterbury, Connecticut. North America is organized into five distinct sales regions. Each region is staffed by a manager and each manager is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Director Of Strategic Markets, a Manager of Field Services, and a Field Services Associate, each located at the Company's headquarter offices.

Each sales manager earns a base salary, commissions and bonuses based upon achievement of monthly, quarterly and yearly quota objectives. The Company does not rely on independent sales representatives and/or dealers to promote and/or distribute the Company's workstation products in North America. Sales in North America are facilitated by a series of marketing programs which include telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

INTERNATIONAL:

The Company promotes and sells its workstation products through distributors in parts of Europe, Central America, China and Pacific-Asia. European operations are supported by a Country Manager based in England. The Country Manager is paid a monthly retainer and an incentive bonus based upon achievement of certain goals. He is not an employee of the Company. Chinese and Pacific Asian operations are managed by local distributors under the direction and guidance of the Company's President.

STRATEGIC RELATIONSHIPS

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

The Company has started to recognize sales of its workstations through its strategic relationship with Bayer. The Company's activities have also assisted Bayer with the sale of its urine chemistry analyzers.

As of September 1, 1999, there were over 125 customers using one or more Bayer/DiaSys systems in North America.

BAYER INCORPORATED:

On June 27, 1996 the Company entered into a strategic cooperation agreement with Bayer Inc., the Canadian subsidiary of the international chemical and health care giant, Bayer AG (Germany). Under the agreement, Bayer's Health Care Division and the Company jointly market their urine analysis workstations to hospitals and clinical reference laboratories in Canada. The two companies have also agreed to engage in joint product development if and as mutually advisable. The parties renewed their agreement for an additional two years on June 30, 1999.

HUA SIN SCIENCE CO. LTD:

Effective March 1, 1999, the Company entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of BAYER's CLINITEK series urine chemistry analyzers in China. The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999. As of September 1, 1999, Hua Sin ordered sixty (60) R/S 2003 urine sediment workstations, 42 of which have been delivered.

KAISER PERMANENTE:

Effective April 1, 1999, the Company entered into a three year product supply agreement with Kaiser Foundation Health Plan, Inc., the nations leading not for profit integrated health system. The DiaSys Urine Sediment Analyzer was selected by the Kaiser Permanente Standards and Sourcing Team for Hematology as the recommended product to be used in conjunction with their standard urinalysis analyzers whenever a microscopic urine test is required. The agreement does not include minimum commitments. However, as of September 1, 1999, there were 14 Kaiser-managed laboratory facilities using one or more DiaSys workstations.

LENTA LTD:

Effective August 1, 1999, the Company entered into a multiple year Sales and Service agreement with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St. (Lenta). Lenta is a leading distributor of urinalysis and diagnostic equipment with headquarter offices in Istanbul and 14 correspondent offices throughout Turkey. The Company officially commenced joint operations with Lenta on September 7, 1999 in Istanbul. As of September 30, 1999, Lenta has ordered fifty (50) R/S series urine sediment workstations, 20 of which have been delivered. Lenta has also commenced promotion of the Company's FE-2 workstations for fecal concentrates.

OTHER SIGNIFICANT RELATIONSHIPS:

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

The oldest technology is the use of a microscope to examine a glass slide of urine sediment. However, as described elsewhere, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive. Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher. The video imaging system on the market provides a "standard procedure" for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine. However, since the instrument requires expensive proprietary reagents to operate and costs between $85,000 and $200,000 to acquire, the Company believes that only the largest laboratories with the most liberal budgets can justify the purchase and/or use of such a system. The laser-based system screens-out "normal" urines thereby reducing the number of "abnormal" urines requiring manual analysis. In addition to still requiring manual analysis of some samples, the laser based system costs approximately $120,000. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

FE-2:

The Company knows of no other workstation product which automates resuspension, aspiration and presentation of fecal concentrates for microscopic analysis.

CYTOSYS:

The Company knows of no other workstation product which automates the microscopic analysis of multiple body fluids for under $50,000.

The Company expects to encounter competition in the laboratory equipment industry. While the Company believes that the "R/S", "FE" and CytoSys series workstations are currently the only products of their type in the market, many of the Company's competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines and ancillary services. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry to the Company's products. Competing companies may succeed in developing products that are more efficacious or less costly, and such companies may also be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. There can be no assurance that the Company will be able to compete successfully.

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

TRADE NAMES:

The Company has been granted trade name protection for DiaSys, UriZyme (an enzyme based cleaning material) and Uriprep (a repair and maintenance kit). The Company has additional applications pending for trade names in the United States, Europe and Pacific Asia.

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

The Company's manufacturing process is subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes, and regarding the manufacture, testing, labeling , record keeping, and storage of diagnostic devices, including current Good Manufacturing Practices regulations and similar foreign regulations. Although the Company believes that it and its subcontractors have complied in all material respects with such laws and regulations, there can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations.

YEAR 2000 COMPLIANCE

The Company believes that it will not be adversely effected by the year 2000 problem. The Company has specifically and purposefully designed its hardware and software so as not to be date dependent. The Company's internal information systems are LAN'ed, PC-based and run on highest revision level DOS and/or Windows programs. The Company conducted a formal survey of its suppliers and service providers requesting certifications that they are or will be year 2000 compliant. Any non-compliant vendor will be disqualified from further business. The Company has developed alternate year 2000 compliant vendors for its critical raw material and supplies for any non-compliant vendors.

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

The Company believes that its workstation-products improve laboratory operations, increase procedural quality and reduce labor costs. Therefore, the Company believes the CLIA regulations are likely to help rather than hinder its sales efforts in the longer term.

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

The Company believes its workstation-products offer a contained method of analyzing urine sediment and fecal concentrates and that each workstation mitigates the risks associated with handling potentially biohazardous material.

MEDICARE/MEDICAID COST CONTAINMENT

The Company believes that the recent effort to contain costs have caused some hospitals to reduce the number of urine sediment tests conducted, thus diminishing the relative cost effectiveness of the Company's workstation-products. Overall, hospitals have become significantly more cost-conscious. Perhaps more important, hospitals have imposed more intense reviews of capital acquisitions, particularly for new systems like the Company's workstation-products, which address areas traditionally not requiring significant capital investments.

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

Health Care reform continues to be top priority of the present administration. At the present time, the Company is unable to predict what affect, if any, a change in the health care system would have on the Company. While the Company believes that the cost-effectiveness of its workstation-products should benefit medical and clinical laboratories, medical and clinical laboratories may elect to postpone important decisions regarding capital expenditures until any changes in the health care system are completed and their full scope and effect known.

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

EMPLOYEES

As of September 30, 1999 the Company employed 18 persons, 8 of whom were engaged in sales and marketing, 4 in research and development, 2 in manufacturing, and 4 in administrative, finance and other clerical support activities.

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

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, the Company announced on November 19, 1996, that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc. (NASD:IMII).IMI subsequently breached the agreement. On January 12, 1998, the Company served IMI a formal notice and request for arbitration seeking $2.7 million in damages. IMI counter claimed for damages of $2.1 million. The matter was submitted to arbitration on October 5, 1998. On December 15, 1998, the arbiters found that IMI in fact breached the Agreement and committed liable against DiaSys. The Company subsequently agreed to a $325,000 final settlement of the award. In accordance IMI paid $10,000 to the company and agreed to pay $10,000 per month for seventeen consecutive months. Payments are to be made on the first of each month with the last payment on February 1, 2001. Payments would be accelerated if IMI obtained certain levels of financing. Due to the financial condition of IMI, the Company recorded at June 30, 1999 only the $20,000 received to date, in prepaid expenses and other current assets. As of October 1, 1999, IMI was current with its payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

The Company is authorized to issue 10,000,000 shares of Common Stock, $0.001 par value, of which 3,008,640 shares were issued and outstanding as of September 1, 1999.

Commencing January 10, 1995 the Company's Common Stock began trading on the NASDAQ Small Cap Market System under the symbol DIYS for the Common Stock.

As of September 1, 1999 the Company's Common Stock was held by in excess of 600 beneficial holders.

The following table sets forth the high and low closing bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual trade transactions.

                                  COMMON STOCK

Year Ended June 30, 1999                       High                     Low
------------------------                       ----                     ---

1st Quarter                                   12 1/8                    8 1/4
2nd Quarter                                    9                        8 5/8
3rd Quarter                                    9                        8 5/8
4th Quarter                                    9 5/8                    9 1/4

Year Ended June 30, 1998                       High                     Low
------------------------                       ----                     ---

1st Quarter                                    6 5/8                    6
2nd Quarter                                    6 1/2                    6
3rd Quarter                                    7 1/16                   7
4th Quarter                                   10 1/4                   10 1/4

                                    WARRANTS

Year Ended June 30, 1999                       High                     Low
------------------------                       ----                     ---

1st Quarter                                     n/a                      n/a
2nd Quarter                                     n/a                      n/a
3rd Quarter                                     n/a                      n/a
4th Quarter                                     n/a                      n/a

Year Ended June 30, 1998                       High                     Low
------------------------                       ----                     ---

1st Quarter                                    1 5/8                    1 1/8
2nd Quarter                                    1 1/8                      1/2
3rd Quarter                                    3                        2 5/8
4th Quarter                                    2 5/8                    2 1/2(*)

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

LIQUIDITY AND CAPITAL RESOURCES

                                                              FISCAL

                                                     1999                 1998
                                                     ----                 ----
                                                 (IN DOLLARS, EXCEPT FOR RATIOS)

TOTAL CURRENT ASSETS                               1,437,664           2,552,268
TOTAL CURRENT LIABILITIES                            107,120              56,154
WORKING CAPITAL                                    1,330,544           2,496,114

WORKING CAPITAL RATIO TO 1                              13.4                45.5

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

Working capital decreased by $1,165,570 from June 30, 1998 to June 30, 1999. Cash and equivalents decreased by $1,277,154 over the same period. The decrease in cash, cash equivalents and working capital were anticipated by the Company as those costs customarily associated with the development and introduction of new technologies to medical markets.

Inventory decreased from $390,141 in fiscal year 1998 to $322,634 in fiscal year 1999.

The Company's fixed assets, net of depreciation, increased from $82,244 for 1998 to $123,187 in 1999. The increase was due primarily to expenses incurred in connection with the cost of parts and subassemblies needed to construct certain, non commercially available testing equipment specific to the Company's product development plans.

As of June 30, 1999 the Company had no outstanding debt other than customary trade payables.

The Company has sufficient funds and resources on hand to discharge its obligations as they become due over the foreseeable future.

REVENUES

The Company's gross revenue increased by 35.5% or $154,625 from $435,365 for fiscal year 1998 to $589,990 for fiscal year 1999. The increase in Net Revenue was the result of continued implementation of the Company's over-all strategic sales program.

COST OF GOODS

The Company's gross profit (Net Revenue less cost of goods sold) increased by $91,435 from $283,438 for fiscal year 1999 to $374,873 for fiscal year 1999. The Company's gross profit percentage (gross profit divided by net revenue) decreased to 63.5% for fiscal year 1999 from 65.1% for fiscal year 1998. The decrease in gross profit percentage was substantially due to reducing the value of "first generation" R/S 2000 workstations manufactured in 1993 and 1994 to salvage value. Without the effects of these inventory adjustments, the gross margin percentage would have increased to 69.0%

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

For the fiscal year ended June 30, 1999, the Company's SG&A expenses decreased from $1,899,681 to $1,244,950, a decrease of $654,731 or 34.5%. The decrease in
SG&A was due to primarily to continued cost control.

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 1999, research and development expenses decreased from $406,260 to $283,109. In addition, the Company elected to capitalize $116,201 expended in 1999 in connection with the cost of parts, subassemblies, software and labor needed to construct certain, non commercially available testing equipment specific to the Company's product development plans.

NET (LOSS)

The Company's net loss decreased 46% or $906,958, from $1,978,644 in fiscal year 1998 to $1,071,686 in fiscal year 1999. The decrease was due primarily to continued cost control and adherence to the Company's strategic plan.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials or labor to the Company could affect the prices charged by the Company to its clients.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

Working capital increased by $914,704 from June 30, 1997 to June 30, 1998. Cash and equivalents increased by $878,083 over the same period. The increase in cash and equivalents was substantially the product of proceeds from the exercise of 552,740 Redeemable Common Share Purchase Warrants (see: DESCRIPTION OF BUSINESS above).

Inventory remained essentially the same from $366,106 in fiscal year 1997 to $390,141 in fiscal year 1998.

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

REVENUES

The Company's gross revenue remained essentially flat for 1998 compared to 1997. The lack of increase was due primarily to the termination of a product integration agreement by Intelligent Medical Imaging Inc (NASD: IMII), the negative impact to the Company's sales and reputation in connection therewith, the diversion of management's focus to mitigate damage to the Company's reputation, and time required to prepare for arbitration against IMI (see LEGAL PROCEEDINGS above). $16,396 of revenue was also reclassified in a year-end adjustment from "net sales" to "unearned income" reflecting interest related proceeds from direct financing of capital leases and "use" related sales programs.

COST OF GOODS

The Company's gross profit (Net Revenue less cost of goods sold) decreased by $42,104 in fiscal year 1998 over 1997. The Company's gross profit percentage (gross profit divided by net revenue) also decreased to 65.1% for fiscal year 1998 from 72.9% for fiscal year 1997. Management believes that the decrease in gross profit and gross profit margins was substantially due to: (i) inspection and re-manufacturing costs incurred with regard to certain workstation products returned by Intelligent Medical Imaging Inc (see LEGAL PROCEEDINGS above); (ii) the initial costs of expanding the Company's manufacturing facility and capacity; (iii) reducing 18 units of "first generation" "R/S" workstations to salvage value; (iv) reclassifying $16,396 from net sales to unearned income as prescribed by Generally Accepted Accounting Principles (GAAP); and, (v) an increase in international sales to distributors which traditionally results in lower gross margins offset by lower costs of sales and service.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

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

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 1998, research and development expenses decreased slightly from $408,214 to $406,260.

NET (LOSS)

The Company's net loss remained essentially flat: $2,004,575 in fiscal year 1997 compared to $1,978,644 in fiscal year 1998.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of the operations to date, any increases in costs of raw materials to the Company could affect the prices charged by the Company to its clients.

ITEM 7 - FINANCIAL STATEMENTS AND SCHEDULES

      See Schedules

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors and Officers" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" and the information as to beneficial ownership of the Company's Common Stock and Warrants in the table under the caption "Election of Directors" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

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

(Registrant)
--------------------------------------------------------------------------------

By: (Signature and Title)*              /s/ Todd M. DeMatteo
--------------------------------------------------------------------------------
Date:                                   President, CEO and Director

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


--------------------------------------------------------------------------------
Conard R. Shelnut
Secretary and Director                  Date:


--------------------------------------------------------------------------------
Michael F. Primini
Chief Financial Officer;                Date:
Assistant Secretary


--------------------------------------------------------------------------------
Robert P. Carroll
Director                                Date:


--------------------------------------------------------------------------------
Dr. Robert Engel
Director                                Date:

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                13

Financial Statements:

   Balance sheet at June 30, 1999                                           14

   Statements of operations for the years ended June 30, 1999
     and 1998                                                               15

   Statements of changes in stockholders' equity for the years
     ended June 30, 1999 and 1998                                           16

   Statements of cash flows for the years ended June 30, 1999
     and 1998                                                               17

   Notes to financial statements                                           18-22

                              INDEPENDENT AUDITORS' REPORT

Board of Directors
DiaSys Corporation

We have audited the balance sheet of DiaSys Corporation as of June 30, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation at June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                        WISS & COMPANY, LLP

Livingston, New Jersey
October 1, 1999

                               DIASYS CORPORATION

                                  BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents                                   $  724,415
   Accounts receivable, less allowance for doubtful
    accounts of $19,000                                      225,839
   Finance receivables, net                                  106,027
   Inventories                                               322,364
   Prepaid expenses and other current assets                  59,019
                                                           ---------
         Total Current Assets                                         $1,437,664

EQUIPMENT, FURNITURE AND FIXTURES, LESS
  ACCUMULATED DEPRECIATION                                               123,197

OTHER ASSETS:
  Computer software, less accumulated amortization of
   $8,692                                                     43,458
  Patents, less accumulated amortization of $155,131          61,113
  Long-term finance receivables, net                         105,716
                                                           ---------
                                                                         210,287
                                                                      ----------
                                                                      $1,771,148
                                                                      ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
   Accounts payable and accrued expenses                                $107,120

COMMITMENTS

STOCKHOLDERS' EQUITY:

   Preferred stock $.001 par value:
    Authorized 100,000 shares, no shares issued           $       --
   Common stock $.001 par value:
    Authorized 10,000,000 shares, issued 3,256,140
     of which 250,000 were cancelled
     on October 1, 1999                                        3,257
   Additional paid-in-capital                              8,767,308
   Accumulated deficit                                    (7,106,537)
                                                          ----------
         Total Stockholders' Equity                                    1,664,028
                                                                      ----------
                                                                      $1,771,148
                                                                      ==========

                See accompanying notes to financial statements.

                               DIASYS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        1999            1998
                                                        ----            ----

NET SALES                                          $   589,990      $   435,365
COST OF GOODS SOLD                                     215,117          151,927
                                                   -----------      -----------
GROSS PROFIT                                           374,873          283,438
                                                   -----------      -----------
OPERATING EXPENSES:
   Selling                                             754,040          942,600
   General and administrative                          490,910          484,581
   Investment banking advisory services                     --          472,500
   Research and development                            283,109          406,260
                                                   -----------      -----------
                                                     1,528,059        2,305,941
                                                   -----------      -----------

LOSS FROM OPERATIONS                                (1,153,186)      (2,022,503)

INTEREST INCOME                                         81,500           43,859
                                                   -----------      -----------
NET LOSS                                           $(1,071,686)     $(1,978,644)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           3,026,349        2,578,127
                                                   ===========      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE            $      (.35)     $      (.77)
                                                   ===========      ===========

                 See accompanying notes to financial statements.

                               DIASYS CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Common Stock
                                              ----------------------       Paid-in      Accumulated
                                              Shares       Par Value       Capital        Deficit
                                              ------       ---------       -------        -------
BALANCE, JUNE 30, 1997                       2,364,000    $     2,364    $ 5,802,036     $(4,056,207)

YEAR ENDED JUNE 30, 1998:
   Issuance of 50,000 shares of common
    stock for investment banking
    advisory services                           50,000             50        299,950              --
   Issuance of 30,000 shares of common
    stock for warrant underwriting
    services                                    30,000             30        262,470              --
   Valuation adjustment for stock
    issued for services                             --             --        172,500              --
   Exercise of 250 warrants net of
    expenses of $163                               250             --          1,150              --
   Exercise of 548,390 warrants net of
    expenses of $305,991                       548,390            549      2,161,215              --
   Exercise of 6,000 options                     6,000              6         20,119              --
   Net loss                                         --             --             --      (1,978,644)
                                             ---------    -----------    -----------     -----------
BALANCE, JUNE 30, 1998                       2,998,640          2,999      8,719,440      (6,034,851)

YEAR ENDED JUNE 30, 1999:
   Issuance of 250,000 shares of common
   stock for investment banking
   advisory services                           250,000            250           (250)             --
   Exercise of 7,500 options                     7,500              8         48,118              --
   Net loss                                         --             --             --      (1,071,686)
                                             ---------    -----------    -----------     -----------
                                             3,256,140    $     3,257    $ 8,767,308     $(7,106,537)
                                             =========    ===========    ===========     ===========

                     See accompanying notes to financial statements.

                               DIASYS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                    Year Ended June 30,
                                                               ---------------------------
                                                                    1999            1998
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(1,071,686)    $(1,978,644)
   Adjustments to reconcile net loss to net cash flows from
    operating activities:
      Amortization of patents and software                          48,769          40,446
      Depreciation of equipment, furniture and fixtures             37,080          22,785
      Common stock issued for services                                  --         472,500
      Changes in operating assets and liabilities:
       Accounts receivable                                        (113,795)         85,719
       Inventories                                                  67,777         (24,035)
       Prepaid expenses and other current assets                   (43,656)          3,990
       Accounts payable and accrued expenses                        50,966         (69,144)
                                                               -----------     -----------
          Net cash flows from operating activities              (1,024,545)     (1,446,383)
                                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                  (78,033)        (25,163)
   Costs of computer software                                      (52,150)             --
   Costs of patents                                                (47,712)        (21,010)
   Increase in finance receivables                                (122,840)        (88,903)
                                                               -----------     -----------
          Net cash flows from investing activities                (300,735)       (135,076)
                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Offering costs                                                       --          14,003
   Proceeds from issuance of common stock
    and warrants                                                    48,126       2,445,539
                                                               -----------     -----------
          Net cash flows from financing activities                  48,126       2,459,542
                                                               -----------     -----------
NET CHANGE IN CASH AND EQUIVALENTS                              (1,277,154)        878,083
CASH AND EQUIVALENTS, BEGINNING OF YEAR                          2,001,569       1,123,486
                                                               -----------     -----------
CASH AND EQUIVALENTS, END OF YEAR                              $   724,415     $ 2,001,569
                                                               ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                               $        --     $        --
                                                               ===========     ===========
   Income taxes paid                                           $        --     $        --
                                                               ===========     ===========

                     See accompanying notes to financial statements.

                               DIASYS CORPORATION

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

      The Company was a development stage enterprise from March 22, 1992, (inception) to June 30, 1998. Activities through June 30, 1998, were primarily directed toward organizational activities, development and marketing of proprietary products used in routine laboratory analysis of human lower body fluids, including urine and feces.

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

      FINANCIAL INSTRUMENTS - Financial instruments include cash and equivalents, accounts receivable, finance receivables, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

      COMPUTER SOFTWARE - Computer software is recorded at cost and is amortized over a 3 year life.

      PATENT COSTS - The costs of obtaining patents are amortized over a 3 year life.

      WARRANTY COSTS - The Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date. As warranty costs remain and are expected to remain insignificant, no accrual for warranty costs is appropriate.

      EARNINGS PER SHARE - Basic earnings per share is based upon the weighted average of all common shares outstanding. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share.

      CASH EQUIVALENTS - The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      STOCK OPTIONS - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1999 and 1998.

      Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's proforma net loss and net loss per share would have been approximately $(1,354,272) ($.45 per share) in 1999 and ($2,142,449) ($.83 per share) in 1998, using the Black-Scholes option pricing model.

                               DIASYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

      The fair value of options granted in 1999 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 35.4% and a weighted-average expected life of the options of 8 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 2 - FINANCE RECEIVABLES:

      Net investment in sales-type leases are summarized as follows:

Minimum lease payments receivable                                     $ 230,462
Unearned income                                                         (18,719)
                                                                      ---------
Net investment in sales-type leases                                   $ 211,743
                                                                      =========

      Minimum lease payments to be received under the above lease agreements as of June 30, 1999, are as follows:

Year Ending June 30
-------------------
     2000                                                               $116,501
     2001                                                                 73,130
     2002                                                                 40,831
                                                                        --------
                                                                        $230,462
                                                                        ========

NOTE 3 - INVENTORIES:

      Inventories at June 30, 1999 consist of the following:

Raw material                                                            $163,265
Work-in-process                                                            1,023
Finished goods                                                           158,076
                                                                        --------
                                                                        $322,364
                                                                        ========

NOTE 4 - CONCENTRATION OF CREDIT RISK:

      Included in cash and equivalents is a mutual fund consisting of U.S. Treasury bill investments of approximately $738,000 maturing at weekly intervals, bearing interest between 4.1% and 4.8% per annum.

NOTE 5 - EQUIPMENT, FURNITURE AND FIXTURES:

      Equipment, furniture and fixtures at June 30, 1999 are summarized as follows:

Machinery and equipment                                                 $169,626
Furniture and fixtures                                                    50,406
                                                                        --------
                                                                         220,032
Less:  Accumulated depreciation                                           96,835
                                                                        --------
                                                                        $123,197
                                                                        ========

                               DIASYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES:

      For income tax reporting purposes, the Company has a December 31 year end. The Company has a net operating loss carryforward of approximately $6,800,000 at June 30, 1999 (including net losses for the six months ended June 30, 1999) which can be used to offset future federal taxable income through 2019.

      The significant components of the Company's deferred tax assets at June 30, 1999 are summarized below:

Allowance for doubtful accounts                                     $     8,000
Net operating loss tax carryforwards                                  2,711,000
                                                                    -----------
                                                                      2,719,000
Valuation allowance                                                  (2,719,000)
                                                                    -----------
                                                                    $        --
                                                                    ===========

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net loss, that a full valuation allowance is appropriate at June 30, 1999.

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

      During February 1996, the Plan was amended to increase the number of shares of common stock available for granting Options to purchase such shares to a total of 200,000 shares. An additional amendment, approved at the 1997 annual meeting, increased the number of shares to a total of 300,000. An additional amendment, approved at a 1999 meeting of the Board of Directors, increased the number of shares to a total of 500,000.

                               DIASYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

      Outstanding Options at June 30, 1999 are as follows:

                              Shares    Exercise Price         Expiration
Exercise Date                Issuable     Per Share               Date
-------------                --------     ---------               ----

February 1996                 30,000       $ 2.50             February 2004
February 1997                  3,000         6.00             February 2005
September 1997                 3,000         6.875            September 2005
February 1998                  6,500         7.25             February 2006
June 1998                      4,500         7.625            June 2006
September 1998                63,000         6.25             September 2006
November 1998                  5,000         5.75             November 2006
February 1999                 38,000         7.063            February 2007
June 1999                     12,500         6.00             June 2007
January 2000                  11,000         5.625            January 2008
February 2000                 30,000         5.875            February 2008
May 2000                       2,000         8.875            May 2008
September 2000                13,000         9.125            September 2008
January 2001                  10,000         8.625            January 2009
February 2001                 30,000         8.75             February 2009
May 2001                      56,000        10.00             May 2009
                            --------

Total Options Outstanding    317,500        $2.50-10
                            ========

      Options under the Incentive Stock Option Plan are summarized as follows:

                                                     Year Ended June 30, 1999
                                                  ------------------------------
                                                                      Weighted-
                                                     Shares           Average
                                                  Under Option    Exercise Price
                                                  ------------    --------------
Options outstanding at
 beginning of year                                    241,000          $   5.79
Options granted                                       109,000              9.43
Options expired/withdrawn                             (25,000)             6.60
Options exercised                                      (7,500)             6.42
                                                  -----------
Options outstanding at end of year                    317,500              6.45
                                                  ===========
Option price per share                            $2.50-10.00
                                                  ===========
Options exercisable:
 Number of shares                                     104,250              5.43
                                                  ===========

NOTE 9 - COMMITMENTS:

      LEASES - The following is a schedule of future minimum rental payments required for all non-cancellable operating leases:

Year Ending June 30,
--------------------
       2000                                                            $ 64,476
       2001                                                              42,984
                                                                       --------
                                                                       $107,460
                                                                       ========

                               DIASYS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

      OFFICER'S COMPENSATION - One of the Company's officers has an employment agreement for a one year term expiring January 1, 2000 which is renewable upon mutual consent of the parties. For the years ended June 30, 1999 and 1998, the officer earned annual base compensation of $150,000 and $142,500, respectively.

NOTE 10 - MAJOR CUSTOMERS:

      Sales to foreign customers as a percentage of net sales totaled 14% in 1999 and 29% in 1998.

NOTE 11 - VENDOR CONCENTRATION:

Purchases from two unaffiliated suppliers comprised approximately 39% of the Company's net purchases in 1999.


NOTE 12 - LITIGATION SETTLEMENT:

In December 1998, the Company won an arbitration award from Intelligent Medical Imaging, Inc. (IMI). The Company subsequently agreed to a $325,000 final settlement of the award. In accordance IMI paid $10,000 to the Company and agreed to pay $10,000 a month beginning on October 1, 1999 for seventeen consecutive months. Payments are to be made on the first of each month with the last payment on February 1, 2001. Payments would be accelerated if IMI obtained certain levels of financing. If this payment schedule is met, the $325,000 final settlement would be satisfied. Due to the financial condition of IMI, the Company recorded at June 30, 1999 only the $20,000 received to date, in prepaid expenses and other current assets.

 NOTE 13 - INVESTMENT ADVISORY AGREEMENT:

     During fiscal 1999, the Company entered into an investment advisory agreement pursuant to which an investment advisor was hired to assist the Company in finding a suitable merger or acquisition candidate by September 30, 1999. The Company issued 250,000 shares of its common stock to the investment advisor subject to cancellation if a suitable candidate was not identified. As a satisfactory merger candidate was not located, the 250,000 shares were cancelled by the Company on October 1, 1999, and were recorded at June 30, 1999 at par value.