Form 10QSB
period 1999-09-30
DIASYS CORP
filed 1999-11-15
CIK 916380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM-10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 1999

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: OCTOBER 15, 1999

                             COMMON STOCK: 3,008,890

                               DIASYS CORPORATION


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

NOTE 2. LEGAL PROCEEDINGS:

AS PREVIOUSLY DISCLOSED, THE COMPANY ANNOUNCED ON NOVEMBER 19, 1996 THAT IT ENTERED INTO A PRODUCT INTEGRATION AGREEMENT ("AGREEMENT") WITH INTELLIGENT MEDICAL IMAGING, INC. (NASD: IMII). IMI SUBSEQUENTLY BREACHED THE AGREEMENT.. ON JANUARY 12, 1998, THE COMPANY SERVED IMI A FORMAL NOTICE AND REQUEST FOR ARBITRATION SEEKING $2.7 MILLION IN DAMAGES. IMI COUNTER CLAIMED FOR DAMAGES OF $2.1 MILLION. THE MATTER WAS SUBMITTED TO ARBITRATION ON OCTOBER 5, 1998. ON DECEMBER 15, 1998 THE ARBITERS FOUND THAT IMI IN FACT BREACHED THE AGREEMENT AND COMMITTED LIABLE AGAINST DIASYS. IN A COMPROMISE VERDICT, THE ARBITERS AWARDED DIASYS DAMAGES OF $10,000 FOR LIABLE AND REQUESTED THE COMPANY TO PREPARE A CALCULATION OF DAMAGES FOR BREACH OF CONTRACT BASED UPON AN EQUATION PROVIDED BY THE ARBITERS. GIVEN THE COSTS OF CONTINUED LITIGATION AND THE COMPANY'S ASSESSMENT OF IMI'S FINANCIAL CONDITION, THE COMPANY AGREED TO STIPULATED DAMAGES OF $325,000 IN ADDITION TO THE INITIAL AWARD OF $10,000. THE STIPULATION PROVIDES FOR AN IMMEDIATE PAYMENT OF $10,000 BY IMI TO THE COMPANY, AND MONTHLY INSTALLMENT OF $10,000 EACH COMMENCING ON OCTOBER 1, 1999. THE STIPULATION ALSO PROVIDES THAT IMI WILL BE RELIEVED FROM FURTHER PAYMENTS IF IT MAKES EACH OF THE FIRST 17 MONTHLY INSTALLMENTS ON TIME. THE STIPULATION FURTHER PROVIDES FOR ACCELERATED PAYMENTS TO THE COMPANY IN THE EVENT THAT IMI SHOULD RECEIVE ADDITIONAL FUNDING. AS OF OCTOBER 1, 1999 IMI WAS CURRENT IN ITS PAYMENTS. THE COMPANY HAS ELECTED NOT TO RECOGNIZE THE TOTAL IMI RECEIVABLE, BUT TO RECORD IMI PAYMENTS AS RECEIVED.

                                      DIASYS CORPORATION

                                        BALANCE SHEETS

                                                                SEPTEMBER 30       JUNE 30
                                                                   1999             1999
              ASSETS                                            (UNAUDITED)       (AUDITED)
                                                                -----------      -----------
Current Assets

  Cash and equivalents                                          $   517,068      $   724,415
  Accounts Receivable, less allowance for doubtful accounts
    of $19,000                                                      263,941          225,839
  Finance Receivables, net                                          110,602          106,027
  Inventories                                                       299,951          322,364
  Prepaid expenses and other assets                                  83,792           59,019
                                                                -----------      -----------

            Total Current Assets                                  1,275,354        1,437,664
                                                                -----------      -----------

EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION                                            124,899          123,197

OTHER ASSETS:
  Computer software, less accumulated amortization                   43,458           43,458
  Patent, less accumulated amortization                              59,743           61,113
  Long term finance receivables, net                                115,149          105,716
                                                                -----------      -----------

            TOTAL ASSETS                                        $ 1,618,603      $ 1,771,148
                                                                ===========      ===========


              LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

   Accounts payable and accrued expenses                        $    90,009      $   107,120

COMMITMENTS

STOCKHOLDER'S EQUITY
  Preferred Stock $.001 par value:
    Authorized 100,000 shares, no shares issued
  Common Stock $.001 par value:
    Authorized 10,000,000 shares, issued 3,008,890
      at 9/30/99 and 3,256,140 at 6/30/99 of which
      250,000 were cancelled on September 30, 1999                    3,010            3,257
Additional Paid in Capital                                        8,786,491        8,767,308
Accumulated deficit                                              (7,260,907)      (7,106,537)
                                                                -----------      -----------

          Total Stockholder's Equity                              1,528,594        1,664,028
                                                                -----------      -----------

          TOTAL LIABILITIES AND
          STOCKHOLDERS EQUITY                                   $ 1,618,603      $ 1,771,148
                                                                ===========      ===========

                               DIASYS CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                                 1999          1998
                                             ----------      ----------

NET SALES                                       225,804          66,362

COST OF GOODS SOLD                               80,882          25,505
                                             ----------      ----------

GROSS PROFIT                                    144,922          40,857

OPERATING EXPENSES
        Selling                                 153,727         203,173
        General and Administrative               74,700         151,782
        Research and development                 81,304          95,663
                                             ----------      ----------
                                                309,731         450,618
                                             ----------      ----------

        LOSS FROM OPERATIONS                   (164,809)       (409,761)

        INTEREST INCOME                          10,437          20,830
                                             ----------      ----------

        NET LOSS                               (154,372)       (388,931)
                                             ==========      ==========
        WEIGHTED AVERAGE OF COMMON
        SHARES OUTSTANDING                    3,256,140       3,006,140

        BASIC AND DILUTED LOSS PER COMMON
          SHARE                                   ($.05)         ($0.13)
                                             ==========      ==========

                                      DIASYS CORPORATION

                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                  1999             1998
                                                               ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      ($154,372)       ($388,931)
  Adjustments to reconcile net loss to net cash flows from
    operating activities
      Amortization of patents                                       7,000            9,000
      Depreciation of equipment, furniture & fixtures               6,000            6,000
  Changes in operating assets and liabilities
      Account Receivables                                         (38,102)             102
      Inventory                                                    22,413            4,227
      Prepaid expenses and other current assets                   (29,348)          (1,913)
      Accounts payable and accrued expenses                       (17,111)          36,986
                                                               ----------      -----------
          Net cash flows from operating activities               (203,520)        (334,529)
                                                               ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, furniture and fixtures                   (7,703)          (1,800)
  Long term receivables, net                                       (9,433)               0
  Cost of Patents                                                  (5,629)         (24,856)
                                                               ----------      -----------
          Net Cash flows from investing activities                (22,765)         (26,656)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock
    and warrants                                                   18,938           48,125
                                                               ----------      -----------
          Net Cash flows from financing                            18,938           48,125
                                                               ----------      -----------

NET CHANGE IN CASH AND EQUIVALENTS                               (207,347)        (313,060)

CASH AND EQUIVALENTS-BEG. OF PERIOD                               724,415        2,001,569
                                                               ----------      -----------

CASH AND EQUIVALENTS-END OF PERIOD                             $  517,068      $ 1,688,569
                                                               ==========      ===========

SUPPLEMENTAL CASH FLOW ACTIVITIES
          Interest paid                                        $     --        $      --

          Income taxes paid                                    $     --        $      --

                                             DIASYS CORPORATION

                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     COMMON STOCK
                                               --------------------------       PAID-IN        ACCUMULATED
                                                 SHARES        PAR VALUE        CAPITAL          DEFICIT
                                               ---------      -----------      -----------     -----------
BALANCE JUNE 30,1999                           3,256,140      $     3,257      $ 8,767,308     $(7,106,537)

YEAR ENDED JUNE 30, 2000:
Cancellation of 250,000 shares of common
   stock for investment banking advisory
   services                                     (250,000)            (250)             250
     Exercise of 1,500 options                     1,500                2           11,434            --
     Exercise of 1,250 options                     1,250                1            7,499            --
Net Loss                                            --               --               --          (154,372)
                                               ---------      -----------      -----------     -----------
BALANCE, SEPTEMBER 30, 1999                    3,008,890      $     3,010      $ 8,786,491     $(7,260,909)
                                               =========      ===========      ===========     ===========

PART I

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. In January of 1995, the Company completed its initial public offering ("Offering) of 1,000,000 shares of its Common Stock, par value $.001 ("Common Shares") and 500,000 Common Stock Purchase warrants, each exercisable at a fixed price into one Common Share ("Warrants"). On July 24, 1997, the Company filed a post effective amendment consisting of 566,000 Common Shares, issued upon the exercise the outstanding Warrants ("Redeemable Warrants"). 552,640 Redeemable Warrants were exercised as of April 10, 1998, their expiration date.

Since its inception, the Company has: (i) developed and patented several new proprietary technologies; (ii) erected the infrastructure needed to support manufacturing and global distribution operations; (iii) established market and technical acceptance of its initial products among the medical laboratory community; (iv) attracted significant strategic selling partners in major markets; and, (v) implemented a plan for long term market penetration. As such, the Company has operated at a loss.


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

"FE" SERIES: The Company's fourth workstation product, the FE-2, is the first of a family of products designed by the Company for use in microbiology. More specifically, the FE-2 is a counter top instrument which automates and reduces the cost of microscopic analysis of fecal concentrates. Microscopic analysis of feces is performed by thousands of hospitals, public health and private commercial laboratories world wide in order to detect the presence of ova
(eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an out-patient basis, and quickly provides confirmatory results.

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

THE CYTOCOUNTER: The Company has developed a new methodology for cell counting, sorting and analysis for research applications, especially with regard to the study of human diabetes and non-human fluids. Work with cultured cells often requires a precise knowledge of the cell count both to standardize conditions and to carry out quantitative experiments. The Company expects to release this product to market upon receipt of FDA clearance.

ADDITIONAL PRODUCT DEVELOPMENT: The Company is developing several additional workstation products which automate and standardize routine analysis of human and non-human fluids, one of which is currently being tested in Germany. Each workstation is or will be designed to increase the precision and reduce the cost of performing an otherwise labor intensive, manually oriented laboratory procedure.

SALES PLAN:

NORTH AMERICA: The Company sells and services its workstation-products through its headquarters offices in Waterbury, CT. North America is organized into five distinct sales regions. Each sales office is staffed by a manager and each manager is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Manager of Field Service, a Director of Strategic Accounts and a marketing associate, each located at the Company's headquarters office.

Each sales manager earns a base salary, commissions and bonuses based upon achievement of monthly, quarterly and yearly sales quota objectives. The Company does not rely on independent sales representatives and/or dealers to promote and/or distribute the Company's workstations in North America. Sales in North America are facilitated by a series of marketing programs which include telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

INTERNATIONAL: The Company promotes and sells its workstations through distributors in parts of Europe, Central America, China and parts of Pacific-Asia. European operations are supported by a Country Manager based in England. The Country Manager is paid a monthly retainer and an incentive based upon achievement of certain goals. He is not an employee of the Company. Chinese and Pacific Asian operations are managed by local distributors under the direction and guidance of the Company's President.

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

The Company has started to realize sales of its workstations through its strategic relationship with Bayer. The Company's activities have also assisted Bayer with the sale of its urine chemistry analyzers.

As of September 30, 1999 there were over 135 customers using Bayer/DiaSys systems in North America.

BAYER INCORPORATED: On June 27, 1996 the Company entered into a strategic cooperation agreement with Bayer Inc., the Canadian subsidiary of the international and health care giant, Bayer AG (Germany). Under the agreement, Bayer's Health Care Division and the Company jointly market their urine analysis workstations to hospitals and clinical reference laboratories in Canada. The two companies have also agreed to engage in joint product development if and as mutually advisable. The parties renewed their agreement for an additional two years on June 30, 1999.

HUA SIN SCIENCE CO., LTD: Effective March 1, 1999 the Company entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of BAYER's CLINITEK series urine chemistry analyzers in China. The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999. As of September 30, 1999 Hua Sin has ordered sixty (60) R/S 2003 urine sediment workstations, 42 of which have been delivered.

LENTA, LTD: Effective August, 1 1999, the Company entered into a multiple year Sales and Service agreement with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St, (Lenta). Lenta is a leading distributor of urinalysis and diagnostic equipment with headquarter officers in Istanbul and 14 correspondent offices throughout Turkey. The Company officially commenced joint operations with Lenta on September 7, 1999 in Istanbul. As of September 30, 1999 Lenta has ordered fifty (50) R/S series urine sediment workstations, 20 of which have been delivered. Lenta has also commenced promotion of the Company's FE-2 workstations for fecal concentrates.

OTHER SIGNIFICANT CONTRACTS: The Company has established a number of important relationships with large scale customers. These relationships include:
SMITHKLINE BEECHAM CLINICAL LABORATORIES; KAISER PERMANENTE,; AMERINET INC.; MID-ATLANTIC GROUP NETWORK OF SHARED SERVICES, INC. (MAGNET); and, THE PURCHASE CONNECTION. The Company has also been awarded a Federal Supply Schedule by the GENERAL SERVICES ADMINISTRATION (GSA) of the United States of America. The Company is continuously seeking and negotiating additional strategic relationships, both domestically and abroad.

PROPRIETARY RIGHTS:

PATENTS: The Company has been granted numerous patents on its "R/S" and "FE" series technology. Three such patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's urine and feces workstation products. The Company has also been granted similar patent protection in Canada, Brazil, Japan, Singapore, Taiwan, Austria, Belgium, Denmark, England, France, Germany, Greece, Ireland, Italy, Luxembourg, Liechtenstein, Monaco, the Netherlands, Portugal, Spain, Sweden and Switzerland. The Company has additional applications for patents pending, both domestically and abroad.

TRADE NAMES: The Company has been granted trade name protection for DiaSys, UriZyme (an enzyme based cleaning material) and Uriprep, (a repair and maintenance kit). The Company has additional applications pending for trade names in the United States, Europe and Pacific Asia.

YEAR 2000 COMPLIANCE

The Company believes that it will not be adversely affected by the year 2000
(Y2K) problem. The Company has specifically and purposefully designed its hardware and software so as not to be date dependent. The Company's internal information systems are LANed, PC-based and run on highest revision level DOS and/or Window programs. The Company conducted a formal survey of its suppliers and service providers requesting certifications that they are or will be year 2000 compliant. Any non-compliant vendor will be disqualified from future business. The Company has developed alternate year 2000 compliant vendors for its critical raw material and supplies for any non-compliant vendors.

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

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 1999, the Company had cash and equivalents of $517,067, a decrease of $207,348 from $724,415 as of June 30, 1999. The decrease in cash and equivalents was primarily due to continued expenditures for sales and marketing-related activities and new product development.

The Company's inventory decreased by $22,413 from $322,634 as of June 30, 1999 to $299,951 as of September 30, 1999. The decrease was primarily due to increased sales.

Based on cash, receivables, and sales, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.

RESULTS OF OPERATIONS

NET REVENUE AND BACKLOG:

The Company's Net Revenue increased by 240.3% or $159,442 from $66,362 for the three month period ended September 30, 1998 to $225,804 for the three month period ended September 30, 1999. The increase in Net Revenue was due to continued implementation of the Company's sales program.

GROSS PROFIT:

The Company's gross profit (Net Revenue less cost of goods sold) increased by $104,065 from $40,857 for the three month period ended September 30, 1998 to $144,922 for the three month period ended September 30, 1999. The Company's three-month gross profit percentage (Gross profit divided by Net Revenue) increased from 61.6% to 64.2% compared to the same prior year periods. The increase in gross profits and gross profit percentage is due to: (i) an increase in manufacturing efficiency caused by the increase in sales; and, (ii) continued control of purchasing and manufacturing costs.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three month period ended September 30, 1999, the Company's expenses decreased from $356,955 to $228,427 over the same three month period in 1998, a decrease of $128,528 or 38.5%. The decrease in SG&A expenses was due to: (i) a decrease in legal fees associated with the Company's arbitration action against Intelligent Medical Imaging, Inc., (see LEGAL PROCEEDINGS, below.); and, (ii) continued cost control.

RESEARCH AND DEVELOPMENT:

For the three month period ended September 30, 1999 research and development expenses decreased from $95,663 to $81,304 over the same three month period for 1998. In addition, the Company capitalized $5,590 in connection with the cost of parts and subassemblies needed to construct certain non-commercially available testing equipment specific to the Company's product development plans.

NET (LOSS):

The Company reported a net loss of $154,372 for the three month period ended September 30, 1999, a 60% reduction from the net loss of $388,931 for the same period in 1998. Management attributes the decrease in net loss to increased sales and continued cost control.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

As previously disclosed, the Company announced on November 19, 1996 that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc. (NASD: IMII). IMI subsequently breached the Agreement.. On January 12, 1998, the Company served IMI a formal notice and request for arbitration seeking $2.7 million in damages. IMI counter claimed for damages of $2.1 million. The matter was submitted to arbitration on October 5, 1998. On December 15, 1998 the Arbiters found that IMI in fact breached the Agreement and committed liable against DiaSys. In a compromise verdict, the arbiters awarded DiaSys damages of $10,000 for liable and requested the Company to prepare a calculation of damages for breach of contract based upon an equation provided by the arbiters. Given the costs of continued litigation and the Company's assessment of IMI's financial condition, the Company agreed to stipulated damages of $325,000 in addition to the initial award of $10,000. The stipulation provides for an immediate payment of $10,000 by IMI to the Company, and monthly installment of $10,000 each commencing on October 1, 1999. The stipulation also provides that IMI will be relieved from further payments if it makes each of the first 17 monthly installments on time. The stipulation further provides for accelerated payments to the Company in the event that IMI should receive additional funding. As of October 1, 1999 IMI was current in its payments. The Company does not recognize a receivable for the judgement but records payments as received.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DiaSys Corporation

Date: November 15, 1999                  Todd M. DeMatteo President,
                                         Chief Executive Officer


                                         Michael F. Primini
                                         Vice President/Finance & Administration
                                         and Chief Financial Officer