Form 10-Q
period 1999-12-31
DIASYS CORP
filed 2000-02-10
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1999

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
EXCHANGE ACT

For the transition period N/A  to   N/A

Commission File number: 0-24974

DiaSys Corporation
(Exact name of small business issuer as specified in its charter)

                           DELAWARE                              06-1339248
(State or other jurisdiction of incorporation or organization) (I.R.S. EIN #)

49 Leavenworth Street,   Waterbury, CT    06702
(Address of principal executive offices)

203-755-5083
(Issuer's Telephone number including area code)

None
(Former name, address and/or fiscal year if changed from last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 9, 2000.

Common Stock: 3,023,890

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

Note 2. Legal Proceedings:

As previously disclosed, the Company was awarded damages of $335,000 in a certain arbitration action against Intelligent Medical Imaging, Inc.
(NASD: IMII OB). Subsequent to the award, IMI filed for bankruptcy protection against the Company and numerous other creditors. The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors.In light of IMI's insolvency, the Company elected not to recognize a receivable in this matter, and to recognize any payment as and when received.

                                   DIASYS CORPORATION
                                     BALANCE SHEETS
               			    	            December 31, 1999        June 30, 1999
				                                	(Unaudited)	              (Audited)
 ASSETS
Cash and equivalents		                $  226,173	              $  724,415
Accounts Receivable, less allowance for
Doubtful accounts of $19,000             321,254                  225,839
Finance Receivables, net                 156,177                  106,027
Inventories                              320,311                  322,364
Deferred Offering Cost                    17,766                        0
Prepaid expenses and other assets         46,342                   59,019

   Total Current Assets                1,088,024	                1,437,664

EQUIPMENT, FURNITURE AND FIXTURES,
LESS ACCUMULATED DEPRECIATION           124,876                   123,197

OTHER ASSETS:
Computer software,
less accumulated amortization            45,169                    43,458
Patent, less accumulated amortization    57,154                    61,113
Long term finance receivables, net      206,013                   105,716

		Total Assets                        $1,521,236                 	$1,771,148

	       LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

 Accounts payable and accrued expenses $ 148,965                   $ 107,120

STOCKHOLDER'S EQUITY
   Preferred Stock $.001 par value:
   Authorized 100,000 shares, no shares issued
   Common Stock $.001 par value:
   Authorized 10,000,000 shares, issued 3,008,890 at 12/31/99 and 3,256,140 at 6/30/99 of which 250,000 were cancelled
   on October 1, 1999                      3,010                  3,257
       Additional Paid in Capital      8,786,491              8,767,308
	Accumulated deficit                  (7,417,230)            (7,106,537)

Total Stockholder's Equity            1,372,271 	             1,664,028

	TOTAL LIABILITIES AND
        STOCKHOLDERS EQUITY           $1,521,236             $1,771,148

                                          DIASYS CORPORATION
                                       STATEMENTS OF OPERATIONS
                                              (Unaudited)
                      Six Months Ended Dec. 31   Three Months Ended Dec. 31
 	                              1999             1998                  1999                       1998
NET SALES                       527,979           243,743              302,176                    177,380

COST OF GOODS SOLD              129,230            63,388               48,348                     37,883

GROSS PROFIT                    398,749           180,355              253,828                    139,497
% of Net Sales                   75.5%             74.0%                 84.0%                      78.6%

OPERATING EXPENSES
  Selling                       359,641            384,282              205,915                    181,109
  General and Administrative    201,402            288,538              126,703                    136,755
  Research and development      164,338            181,715               83,034                     86,052
   Total Operating Expenses     725,381            854,535              415,652                    403,916

LOSS FROM OPERATIONS           (326,632)          (674,180)            (161,824)                  (264,419)

INTEREST INCOME                  15,938             39,898                5,502                     19,067

NET LOSS                       (310,694)          (634,282)            (156,322)                  (245,352)

WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING             3,008,890           3,005,050           3,008,890                   3,006,140

BASIC AND DILUTED LOSS
PER COMMON SHARE               ($.10)               ($0.21)              ($.05.)                     ($0.08)

                                                     DIASYS CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                               Six Months Ended December 31,
                                               1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $(310,694)              $(634,282)
Adjustments to reconcile net loss to net
  cash flow from operating activities
  Amortization of patents  		                     10,000                  18,000
  Depreciation of equipment, furniture & fixtures 12,000                  12,000
  Changes in operating assets and liabilities
     Account Receivables                 	       (95,415)               (118,251)
     Inventory                					                2,052                  11,536
     Prepaid expenses and other current assets    12,677                 (9,699)
     Accounts payable and accrued expenses     	  41,845                  15,356

      Net cash flows from operating activities  (327,535)               (705,340)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment,
   furniture and fixtures                        (13,680)	                (5,581)
   Long term receivables, net                   (150,447)                    0
   Cost of Computer Software                      (1,711)                    0
   Cost of Patents					                           (6,041)                (24,856)
      Net Cash flows from investing activities  (171,879)                (30,437)

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering Cost                                (17,766)                     0
   Proceeds from issuance of common stock
   and warrants                                  18,936                   48,125
   Net Cash flows from financing activities       1,170                   48,125

NET CHANGE IN CASH AND EQUIVALENTS             (498,242)                (687,652)

CASH AND EQUIVALENTS-BEG. OF PERIOD	          	 724,415                2,001,569

CASH AND EQUIVALENTS-END OF PERIOD            $ 226,173               $1,313,917

SUPPLEMENTAL CASH FLOW ACTIVITIES
		Interest paid                               $        -              $     -

Income taxes paid	                            $        -              $     -

                                               DIASYS CORPORATION
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             Common Stock         Paid-in        Accumulated
                             Shares               Par Value      Capital           Deficit
BALANCE JUNE 30,1999	        $3,256,140             $3,257	       $8,767,308       $(7,106,537)

YEAR ENDED JUNE 30, 2000:
   Cancellation of 250,000 shares of common
   stock for investment banking advisory
   services                    (250,000)              (250)               250
    Exercise of 1,500 options  	  1,500                  2             11,434                    -
    Exercise of 1,250 options 		  1,250                  1              7,499                   -
       Net Loss                                          -                 -          (310,694)
BALANCE, DECEMBER 31, 1999    3,008,890              $3,010         $8,786,491     $(7,417,231)

PART I

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. In January of 1995, the Company completed its initial public offering and trades its common stock on NASDAQ under the symbol DIYS.

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


    "FE" Series: The Company's fourth workstation product, the FE-2, is the first of a family of products designed by the Company for use in microbiology. More specifically, the FE-2 is a counter top instrument which automates and reduces the cost of microscopic analysis of fecal concentrates. Microscopic analysis of feces is performed by thousands of hospitals, public health and private commercial laboratories world wide in order to detect the presence of ova,(eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the the patient. The test is non-invasive, can be performed on an out-patient basis and quickly provides confirmatory results.

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

    Additional Product Development: The Company is developing several additional workstation products which automate and standardize routine analysis of human and non-human fluids. Each workstation is or will be designed to increase the precision and reduce the cost of performing an otherwise labor intensive, manually oriented laboratory procedure.


SALES PLAN:

    North America: The Company sells and services its workstation-products through its headquarters offices in Waterbury, CT. North America is organized into five distinct sales regions. Each sales office is staffed by a manager and each manager is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Field Service Coordinator, a Director of Strategic Accounts and a marketing associate, each located at the Company's headquarters office.

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

As of December 31, 1999 there were over 150 customers using Bayer/DiaSys systems in North America.

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

     Hua Sin Science Co., LTD: Effective March 1, 1999 the Company entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of BAYER's
CLINITEK series urine chemistry analyzers in China. The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999. As of December 31, 1999 Hua Sin has ordered sixty
(60) R/S 2003 urine sediment workstations, 42 of which have been delivered.

     Lenta, LTD: Effective August, 1 1999, the Company entered into a multiple year Sales and Service agreement with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St, (Lenta). Lenta is a leading distributor of urinalysis and diagnostic equipment with headquarter officers in Istanbul and 14 correspondent offices throughout Turkey. The Company officially commenced joint operations with Lenta on September 7, 1999 in Istanbul. As of December 31, 1999 Lenta has: (i) ordered fifty (50) R/S series urine sediment workstations of which twenty (20) have been delivered; and, (ii) five
(5) FE-2 workstations for fecal concentrates, all of which have been delivered.

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

YEAR 2000 COMPLIANCE

Neither the Company nor its products were adversely affected by the year 2000 (Y2K) problem.

MANUFACTURING AND WARRANTY OBLIGATION:

The Company internally designs and manufactures its workstation products. The Company purchases sub-assemblies and parts designed according to Company specifications, and assembles and final tests the sub-assemblies and parts within its own facility. The Company has developed alternate qualified suppliers for its critical raw part and subassembly materials.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

As of December 31, 1999, the Company had cash and equivalents of $226,173, a decrease of $498,242 from June 30, 1999. The decrease in cash and equivalents was primarily due to: (i) certain non-recurring expenses associated with the Company's acquisition plan: and(ii) the effect of the Company's long term finance receivables under the Company's cost per test plan.

The Company's inventory remained essentially flat at $320,312 on December 31, 1999 compared to $322,364 as of June 30, 1999

Subsequent to December 31, 1999 the Company has received net proceeds of $1,021,000 from the sale of certain securities (see OTHER INFORMATION, below).

Based on cash, and continuing operations, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.

RESULTS OF OPERATIONS

Net Revenue And Backlog:

The Company's three-month and six-month net revenue increased by 70.4% and 116.6% respectively, compared to the same periods for the prior year. The increase in Net Revenue was due to continued implementation of the Company's sales program.

Gross Profit:

The Company's three-month gross profit (Net Revenue less cost of goods sold) increased from 78.6 % to 84.0 % compared to the same period of 1998. The Company's six-month gross profit remained essentially flat, increasing from 74.0% to 75.5% compared to the same six month period for the prior year. The Company's favorable gross profit position is due to: (i) an increase in manufacturing efficiency caused by the increase in sales; and,
(iii) continued cost control.

Selling General And Administrative (SG&A):

For the three-month month period ended December 31, 1999, the Company's expenses increased from $317,864 to $332,618 over the same three-month period in 1998, an increase of $14,754 or 4.6%. The increase in SG&A expenses was primarily due to commissions and bonuses earned by two of the Company's Regional Sales Managers.

For the six-month period ended December 31, 1999, the Company's expenses decreased from $672,820 to $561,043 over the same six-month period in 1998, a decrease of $111,777 or 16.6%. This decrease was due to elimination of legal fees associated with the Company's arbitration action against Intelligent Medical Imaging, Inc. (see LEGAL PROCEEDINGS, below.)

Research And Development:

For the three-month period ended December 31, 1999 research and development expenses wrere essentially unchanged, $83,084 in 1999 compared to $86,052 in 1998. For the six-month period ended December 31, 1999, research and development expenses decreased from $181,715 to $164,338 over the same six month period for 1998. The decrease in research and development was due primarily to a decrease in need for specialty manufactured parts.

Net (Loss):

The Company reported a decrease in net loss for the three-month and six-month periods ended December 31, 1999: down 36.3% for the three-month period;
and, down 51.0% for the six-month period compared to 1998. Management attributes the decrease in net loss primarily to increased sales, continued cost control and the elimination of legal fees associated with the Company's arbitration action against Intelligent Medical Imaging, Inc. (see LEGAL PROCEEDINGS, below).


 PART II   OTHER INFORMATION

Item 1. Legal Proceedings:

As previously disclosed, the Company was awarded damages of $335,000 in a certain arbitration action against Intelligent Medical Imaging, Inc.
(NASD:IMII OB). Subsequent to the award, IMI filed for bankruptcy protection against the Company and numerous other creditors. The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors. In light of IMI's insolvency, the Company has elected not to recognize the IMI receivable in this matter, and to recognize any payment only as and when received.

Item 4. Submission of Matter to a Vote of Security Holders:

The Company filed its Proxy Statement with the SEC under Rule 14a-6 on January 24, 2000.

Item 5. Other Information:

On February 7, 2000, Registrant entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares
(the "Preferred") and accompanying 5 year warrants (the Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto, Ontario, Canada. The terms of the Preferred are as provided for in a Certificate of Designations filed with the Secretary of State of the State of Delaware.
The Agreement provides that the investors will purchase the Preferred and Warrants in three tranches: the first tranche of $1 million on February 7, 2000; the second tranche of $1 million, provided certain conditions are met, 60 days after a registration statement filed by the Registrant with the Securities and Exchange Commission (the "SEC") registering the common shares underlying the Preferred and the Warrants, is declared "Effective" by the SEC (the "Effective Date"); and the third tranche of $2 million, provided certain conditions are met, 90 days after the Effective Date. Accordingly, on February 7, 2000, the Registrant received gross proceeds of $1 million and sold and issued 1,000 Preferred, convertible into 100,000 common shares, subject to adjustment, and 23,762 Warrants, subject to adjustment, having an exercise price of $13.8875 per share.

In addition, on February 8, 2000 the Company received proceeds of $126,000 from the exercise of 15,000 warrants issued on January 10, 1995 to the Company's underwriter pursuant to the underwriting agreement between Tasin & Company and the Company with respect to the Comapny's initial public offering.

Item 6. Exhibits and Reports on Form 8-K:

Exhibit 1. Corrected Certificate of Certificate of Designation

Exhibit 2. Registration Rights Agreement

Exhibit 3. Convertible Preferred Stock And Warrants Purchase Agreement

Exhibit 4. Certificate of Designations, Preferences and Rights of Series A
           Convertible Preferred Stock of DiaSys Corporation

Exhibit 5. Stock Purchase Warrant(s)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereto duly authorized.

DiaSys Corporation

Date:  February 11, 2000          Todd M. DeMatteo
                                  Chief Executive Officer


                                  Michael F. Primini
                                  Vice President/Finance & Administration
                                  and Chief Finaicial Officer

Exhibit 1.

CORRECTED CERTIFICATE OF CERTIFICATE OF DESIGNATIONS,
PREFERENCES AND RIGHTS Of SERIES A CONVERTIBLE PREFERRED STOCK
OF DIASYS CORPORATION


The undersigned hereby certifies:

1.	The name of the corporation is DiaSys Corporation (the "Corporation").

2.	The Corporation was formed in the State of Delaware on November 9, 1993.

3.	The Certificate of Designations Preferences and Rights of Series A
Convertible Preferred Stock of DiaSys Corporation ("Certificate of Designation") which was filed in the Office of the Delaware Secretary of State on October 14, 1999 requires correction as permitted by Section 103 of the Delaware General Corporation law, in that the Certificate of Designation was initially approved for filing by the Board, but as the result of negotiations by the Corporation subsequent to its filing, the number of shares, as well as the terms of the designations, preferences and rights of the Series A Convertible Preferred
Stock set forth in the Certificate of Designation were changed in its entirety, accordingly the Certificate of Designation currently on file with Office of the Delaware Secretary of State is wrong.

4.	The Certificate of Designation in corrected form is attached hereto as
   Exhibit A.

IN WITNESS WHEREOF, the undersigned President and Chief Executive Officer of the Corporation has executed this Corrected Certificate of Certificate of Designations Preferences and Rights of Series A Convertible Preferred Stock of DiaSys Corporation this 3rd day of February 2000.


DIASYS CORPORATION

					By:	/s/ Todd M. DeMatteo
       						Todd M. DeMatteo
            	President and Chief Executive Officer

						Dated:	February 3, 2000

Exhibit 2.

	REGISTRATION RIGHTS AGREEMENT

REGISTRATION RIGHTS AGREEMENT (this "Agreement"), dated as of February 7, 2000, by and among DiaSys Corporation, a Delaware corporation, with headquarters located at 49 Leavenworth Street, Waterbury, Connecticut 06702 (the "Company"), and the undersigned buyers (each, a "Buyer" and collectively, the "Buyers").

WHEREAS:

A.	In connection with the Convertible Preferred Stock and Warrants
Purchase Agreement by and among the parties hereto of even date herewith
(the "Securities Purchase Agreement"), the Company has agreed, upon the terms and subject to the conditions of the Securities Purchase Agreement, to issue and sell to the Buyers (i) shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares"), which will be convertible into shares of the Company's common stock, $0.001 par value per share (the
"Common Stock") (as converted, the AConversion Shares@) in accordance with the terms of the Company's Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the "Certificate of Designations") and (ii) warrants (AWarrants@) to purchase shares of Common stock (as issued upon exercise of the Warrants, the AWarrant
Shares@);

B.	To induce the Buyers to execute and deliver the Securities
Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws.

NOW, THEREFORE, in consideration of the promises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Buyers hereby agree as follows:

1.	DEFINITIONS.

As used in this Agreement, the following terms shall have the following meanings:

a.	"Investor" means a Buyer, any transferee or assignee
thereof to whom a Buyer assigns its rights under this Agreement and who agrees to become bound by the provisions of this Agreement in accordance with Section 9 and any transferee or assignee thereof to whom a transferee or assignee assigns its rights under this Agreement and who agrees to become bound by the provisions of this Agreement in accordance with
Section 9.

b.	"Person" means a corporation, a limited liability company,
an association, a partnership, an organization, a business, an individual, a governmental or political subdivision thereof or a governmental agency.


c.	"Register," "registered," and "registration" refer to a
registration effected by preparing and filing one or more Registration Statements (as defined below) in compliance with the 1933 Act and pursuant to Rule 415 under the 1933 Act or any successor rule providing for offering securities on a continuous basis ("Rule 415"), and the declaration or ordering of effectiveness of such Registration Statement(s) by the United States Securities and Exchange Commission (the "SEC").

d.	"Registrable Securities" means (i) the Conversion Shares
issued or issuable upon conversion of the Preferred Shares, respectively,(ii) the Warrant Shares issued or issuable on exercise of the Warrants and (iii) any shares of capital stock issued or issuable with respect to the Conversion Shares, the Preferred Shares, the Warrant Shares or the Warrants as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitation on conversions of Preferred Shares or exercise in the Warrants.

e.	"Registration Statement" means a registration statement
or registration statements of the Company filed under the 1933 Act.

2.	REGISTRATION.

a.	Mandatory Registration.  The Company shall prepare, and,
as soon as practicable, but in no event later than thirty (30) days after each Closing Date (as defined in the Securities Purchase Agreement) (the
AScheduled Filing Date@), file with the SEC a Registration Statement or Registration Statements (as is necessary) on Form S-3 covering the resale of all of the Registrable Securities. In the event that Form S-3 is unavailable for such a registration, the Company shall use such other form as is available for such a registration, subject to the provisions of Section 2(e). The initial Registration Statement prepared pursuant hereto shall register for resale at least that number of shares of Common Stock equal to the product of (x) 2.0 and (y) the number of Registrable Securities as of the date immediately preceding the date the Registration Statement is initially filed with the SEC, subject to adjustment as provided in Section 3(b). The Company shall use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than ninety (90) days after the Closing Date (the "Scheduled Effective Date"). The Company represents that no Person other than the Investors has the right to include any securities of the Company in the Registration Statement to be filed in accordance with this Section 2(a).


b.	Piggy-Back Registrations.  If at any time prior to the
expiration of the Registration Period (as hereinafter defined) the Company proposes to file with the SEC a Registration Statement relating to an offering for its own account or the account of others under the 1933 Act of any of its securities (other than a Registration Statement on Form S-4 or Form S-8 (or their equivalents at such time) relating to securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans) the Company shall promptly send to each Investor written notice of the Company's intention to file a Registration Statement and of such Investor's rights under this Section 2(b) and, if within twenty (20) days after receipt of such notice, such Investor shall so request in writing, the Company shall include in such Registration Statement all or any part of the Registrable Securities such Investor requests to be registered, subject to the priorities set forth in this Section 2(b) below. No right to registration of Registrable Securities under this Section 2(b) shall be construed to limit any registration required under Section 2(a). The obligations of the Company under this
Section 2(b) may be waived by Investors holding a majority of the Registrable Securities. If an offering in connection with which an Investor is entitled to registration under this Section 2(b) is an underwritten offering, then each Investor whose Registrable Securities are included in such Registration Statement shall, unless otherwise agreed to by the Company, offer and sell such Registrable Securities in an underwritten offering using the same underwriter or underwriters and, subject to the provisions of this Agreement, on the same terms and conditions as other shares of Common
Stock included in such underwritten offering. If a registration pursuant to this Section 2(b) is to be an underwritten public offering and the managing underwriter(s) advise the Company in writing, that in their reasonable good faith opinion, marketing or other factors dictate that a limitation on the number of shares of Common Stock which may be included in the Registration Statement is necessary to facilitate and not adversely affect the proposed offering, then the Company shall include in such registration: (1) first, all securities the Company proposes to sell for its own account, (2) second, up to the full number of securities proposed to be registered for the account of the holders of securities entitled to inclusion of their securities in the Registration Statement by reason of demand registration rights, and (3) third, the securities requested to be registered by the Investors and other holders of securities entitled to participate in the registration, as of the date hereof, drawn from them pro rata based on the number each has requested to be included in such registration.

c.	Allocation of Registrable Securities.  The initial number of
Registrable Securities included in any Registration Statement and each increase in the number of Registrable Securities included therein shall be allocated pro rata among the Investors based on the number of Registrable Securities held by each Investor at the time the Registration Statement covering such initial number of Registrable Securities or increase thereof is declared effective by the SEC. In the event that an Investor sells or otherwise transfers any of such Investor's Registrable Securities, each transferee shall be allocated a pro rata portion of the then remaining number of Registrable Securities included in such Registration Statement for such transferor. Any shares of Common Stock included in a Registration
Statement and which remain allocated to any Person which ceases to hold any Registrable Securities shall be allocated to the remaining Investors, pro rata based on the number of Registrable Securities then held by such Investors.

d.	Legal Counsel.  Subject to Section 5 hereof, the Buyers
holding a majority of the Registrable Securities shall have the right to select one legal counsel to review and oversee any offering pursuant to this Section
2 ("Legal Counsel"), which shall be Snow Becker Krauss P.C. or such other counsel as thereafter designated by the holders of a majority of Registrable Securities. The Company shall reasonably cooperate with Legal Counsel in performing the Company's obligations under this Agreement.


e.	Ineligibility for Form S-3.  In the event that Form S-3 is
unavailable for any registration of Registrable Securities hereunder, the Company shall (i) register the sale of the Registrable Securities on another appropriate form and (ii) undertake to register the Registrable Securities on Form S-3 as soon as such form is available, provided that the Company shall maintain the effectiveness of the Registration Statement then in effect until such time as a Registration Statement on Form S-3 covering the Registrable Securities has been declared effective by the SEC.

f.	Sufficient Number of Shares Registered.  If the number of
shares available under a Registration Statement filed pursuant to Section
2(a) is insufficient to cover all of the Registrable Securities which such Registration Statement is required to cover or an Investor's allocated portion of the Registrable Securities pursuant to Section 2(c), the Company shall amend the Registration Statement, or file a new Registration Statement (on the short form available therefor, if applicable), or both, so as to cover at least 200% of such Registrable Securities (based on the market price of the Common Stock), in each case, as soon as practicable, but in any event not later than fifteen (15) days after the necessity therefor arises (each such date, an ("Additional Scheduled Filing Date"). The Company shall use it best efforts to cause such amendment and/or new Registration Statement to become effective as soon as practicable following the filing thereof, but in no event later than sixty (60) days after the Additional Scheduled Filing
Date (each such date, an "Additional Scheduled Effective Date"). For purposes of the foregoing provision, the number of shares available under a Registration Statement shall be deemed "insufficient to cover all of the Registrable Securities" if at any time the number of Registrable Securities issued or issuable upon conversion of the Preferred Shares covered by such Registration Statement is greater than the quotient determined by dividing
(i) the number of shares of Common Stock available for resale under such Registration Statement by (ii) 1.5. For purposes of the calculation set forth in the foregoing sentence, any restrictions on the convertibility of the Preferred Shares shall be disregarded and such calculation shall assume that the Preferred Shares are then convertible and exercisable, respectively, into shares of Common Stock at the then prevailing Conversion Rate (as defined in the Company's Certificate of Designations) and the Warrants are exercisable at the then prevailing Exercise Price (as defined in the Warrants).

3.	RELATED OBLIGATIONS.

Whenever an Investor has requested that any Registrable Securities be registered pursuant to Section 2(b) or at such time as the Company is obligated to file a Registration Statement with the SEC pursuant to Section 2(a) or 2(f), the Company will use its best efforts to effect the registration of the Registrable Securities in accordance with the intended method of disposition thereof and, pursuant thereto, the Company shall have the following obligations:


a.	The Company shall promptly prepare and file with the
SEC a Registration Statement with respect to the Registrable Securities (on or prior to the thirtieth (30th) day after such Closing Date) for the registration of Registrable Securities pursuant to Section 2(a) and use its best efforts to cause such Registration Statements relating to the Registrable Securities to become effective as soon as possible after such filing (but, in no event later than ninety (90) days after each Closing Date). The Company shall not file any other Registration Statement with respect to any of its securities between the date hereof and the filing date of such Registration Statement (other than a Registration Statement on Form S-8 (or its equivalent at such time). The Company shall keep the Registration
Statement required to be filed hereunder effective pursuant to Rule 415 at all times until the earlier of (i) the date as of which the Investors may sell all of the Registrable Securities covered by such Registration Statement without restriction pursuant to Rule 144(k) promulgated under the 1933 Act (or successor thereto) or (ii) the date on which (A) the Investors shall have sold all the Registrable Securities covered by such Registration Statement and
(B) none of the Preferred Shares or Warrants is outstanding (the
"Registration Period"), which Registration Statement (including any amendments or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein, or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading. The term "best efforts" shall mean, among other things, that the Company shall submit to the SEC, within three business days after the Company learns that no review of a particular Registration Statement will be made by the staff of the SEC or that the staff has no further comments on the Registration Statement, as the case may be, a request for acceleration of effectiveness of such Registration Statement to a time and date not later than 48 hours after the submission of such request.

b.	The Company shall prepare and file with the SEC such
amendments (including post-effective amendments) and supplements to a Registration Statement and the prospectus used in connection with such Registration Statement, which prospectus is to be filed pursuant to Rule 424 promulgated under the 1933 Act, as may be necessary to keep such Registration Statement effective at all times during the Registration Period, and, during such period, comply with the provisions of the 1933 Act with respect to the disposition of all Registrable Securities of the Company covered by such Registration Statement until such time as all of such Registrable Securities shall have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in such Registration Statement. In the case of amendments and supplements to a Registration Statement which are required to be filed pursuant to this Agreement (including pursuant to this Section 3(b)) by reason of the Company filing a report on Form 10-K, Form 10-Q or Form 8-K or any analogous report under the Securities Exchange Act of 1934, as amended
(the "1934 Act"), the Company shall file such amendments or supplements with the SEC on the same day on which the 1934 Act report is filed which created the requirement for the Company to amend or supplement the Registration Statement.


c.	The Company shall (a) permit Legal Counsel to review
and comment upon (i) the Registration Statement at least seven (7) days prior to its filing with the SEC and (ii) all other Registration Statements and all amendments and supplements to all Registration Statements within a reasonable number of days prior to the their filing with the SEC and (b) not file any document in a form to which Legal Counsel reasonably objects. The Company shall not submit a request for acceleration of the effectiveness of a Registration Statement or any amendment or supplement thereto without the prior approval of Legal Counsel, which approval shall not be unreasonably withheld. The Company shall furnish to Legal Counsel, without charge, (i) any correspondence from the SEC or the staff of the SEC to the Company or its representatives relating to any Registration Statement, (ii) promptly after the same is prepared and filed with the SEC, one copy of any Registration Statement and any amendment(s) thereto, including financial statements and schedules, all documents incorporated therein by reference and all exhibits and (iii) upon the effectiveness of any Registration Statement, one copy of the prospectus included in such Registration Statement and all amendments and supplements thereto.

d.	The Company shall furnish to each Investor whose
Registrable Securities are included in any Registration Statement, without charge, (i) promptly after the same is prepared and filed with the SEC, at least one copy of such Registration Statement and any amendment(s) thereto, including financial statements and schedules, all documents incorporated therein by reference, all exhibits and each preliminary prospectus, (ii) upon the effectiveness of any Registration Statement, ten
(10) copies of the prospectus included in such Registration Statement and all amendments and supplements thereto (or such other number of copies as such Investor may reasonably request) and (iii) such other documents, including copies of any preliminary or final prospectus, as such Investor may reasonably request from time to time in order to facilitate the disposition of the Registrable Securities owned by such Investor.

e.	The Company shall use reasonable efforts to (i) register
and qualify the Registrable Securities covered by a Registration Statement under such other securities or "blue sky" laws of such jurisdictions in the United States as Legal Counsel or any Investor reasonably requests, (ii) prepare and file in those jurisdictions, such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof during the Registration Period, (iii) take such other actions as may be necessary to maintain such registrations and qualifications in effect at all times during the Registration Period, and (iv) take all other actions reasonably necessary or advisable to qualify the Registrable Securities for sale in such jurisdictions; provided, however, that the Company shall not be required in connection therewith or as a condition thereto to (x) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 3(e), (y) subject itself to general taxation in any such jurisdiction, or (z) file a general consent to service of process in any such jurisdiction. The Company shall promptly notify Legal Counsel and each Investor who holds Registrable Securities of the receipt by the Company of any notification with respect to the suspension of the registration or qualification of any of the Registrable Securities for sale under the securities or "blue sky" laws of any jurisdiction in the United States or its receipt of actual notice of the initiation or threatening of any proceeding for such purpose.

f.	In the event Investors who hold a majority of the
Registrable Securities being offered in the offering select underwriters for the offering, the Company shall enter into and perform its obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the underwriters of such offering; provided, however, that the Company shall have the right to consent to the selection of such underwriter, which consent shall not be unreasonably withheld.


g.	As promptly as practicable after becoming aware of such
event, the Company shall notify Legal Counsel and each Investor in writing of the happening of any event as a result of which the prospectus included in a Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and promptly prepare a supplement or amendment to such Registration Statement to correct such untrue statement or omission, and deliver ten (10) copies of such supplement or amendment to Legal Counsel and each Investor (or such other number of copies as Legal Counsel or such Investor may reasonably request). The
Company shall also promptly notify Legal Counsel and each Investor in writing (i) when a prospectus or any prospectus supplement or post-effective amendment has been filed, and when a Registration Statement or any post-effective amendment has become effective (notification of such effectiveness shall be delivered to Legal Counsel and each Investor by facsimile on the same day of such effectiveness and by overnight mail), (ii) of any request by the SEC for amendments or supplements to a Registration Statement or related prospectus or related information, and (iii) of the Company's reasonable determination that a post-effective amendment to a Registration Statement would be appropriate.

h.	The Company shall use its best efforts to prevent the
issuance of any stop order or other suspension of effectiveness of a Registration Statement, or the suspension of the qualification of any of the Registrable Securities for sale in any jurisdiction and, if such an order or suspension is issued, to obtain the withdrawal of such order or suspension at the earliest possible moment and to notify Legal Counsel and each Investor who holds Registrable Securities being sold (and, in the event of an underwritten offering, the managing underwriters) of the issuance of such order and the resolution thereof or its receipt of actual notice of the initiation or threat of any proceeding for such purpose.

i.	At the request of any Investor, the Company shall furnish
to such Investor, on the date of the effectiveness of the Registration Statement and thereafter from time to time on such dates as an Investor may reasonably request (i) if required by an underwriter, a letter, dated such date,from the Company's independent certified public accountants in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering, addressed to the underwriters, and (ii) an opinion, dated as of such date, of counsel representing the Company for purposes of such Registration Statement, in form, scope and substance as is customarily given in an underwritten public offering, addressed to the underwriters and the Investors.


j.	The Company shall make available for inspection by (i)
any Investor, (ii) Legal Counsel, (iii) any underwriter participating in any disposition pursuant to a Registration Statement, (iv) one firm of accountants or other agents retained by the Investors and (v) one firm of attorneys retained by such underwriters (collectively, the "Inspectors") all pertinent financial and other records, and pertinent corporate documents and properties of the Company (collectively, the "Records"), as shall be reasonably deemed necessary by each Inspector, and cause the Company's officers, directors and employees to supply all information which any Inspector may reasonably request; provided, however, that each Inspector shall hold in strict confidence and shall not make any disclosure (except to an Investor) or use of any Records or other information which the Company determines in good faith to be confidential, and of which determination the Inspectors are so notified, unless (a) the disclosure of such Records is necessary to avoid or correct a misstatement or omission in any Registration Statement or is otherwise required under the 1933 Act, (b) the release of such Records is ordered pursuant to a final, non-appealable subpoena or order from a court or government body of competent jurisdiction, or (c) the information in such Records has been made generally available to the public other than by disclosure in violation of this or any other agreement of which the Inspector has knowledge. Each Investor agrees that it shall, upon learning that disclosure of such Records is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to the Company and allow the Company, at its expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, the Records deemed confidential.

k.	The Company shall hold in confidence and not make any
disclosure of information concerning an Investor provided to the Company unless (i) disclosure of such information is necessary to comply with federal or state securities laws, (ii) the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement,
(iii) the release of such information is ordered pursuant to a subpoena or other final, non-appealable order from a court or governmental body of competent jurisdiction, or (iv) such information has been made generally available to the public other than by disclosure in violation of this Agreement or any other agreement. The Company agrees that it shall, upon learning that disclosure of such information concerning an Investor is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt written notice to such Investor and allow such Investor, at the Investor's expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information.

l.	The Company shall use its best efforts either to (i) cause
all the Registrable Securities covered by a Registration Statement to be listed on each securities exchange on which securities of the same class or series issued by the Company are then listed, if any, if the listing of such Registrable Securities is then permitted under the rules of such exchange,
(ii) secure the designation and quotation of all the Registrable Securities covered by the Registration Statement on the Nasdaq SmallCap Market, or
(iii) secure the inclusion for quotation on the over-the-counter market on the electronic bulletin board for such Registrable Securities and, without limiting the generality of the foregoing, to arrange for at least two market makers to register with the National Association of Securities Dealers, Inc. ("NASD") as such with respect to such Registrable Securities. The
Company shall pay all fees and expenses in connection with satisfying its obligation under this Section 3(l).


m.	The Company shall cooperate with the Investors who hold
Registrable Securities being offered and, to the extent applicable, any managing underwriter or underwriters, to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legend) representing the Registrable Securities to be offered pursuant to a Registration Statement and enable such certificates to be in such denominations or amounts, as the case may be, as the managing underwriter or underwriters, if any, or, if there is no managing underwriter or underwriters, the Investors may reasonably request and registered in such names as the managing underwriter or underwriters, if any, or the Investors may request.

n.	The Company shall provide a transfer agent and registrar
of all such Registrable Securities not later than the effective date of such Registration Statement.

o.	If requested by the managing underwriters or an Investor,
the Company shall (i) immediately incorporate in a prospectus supplement or post-effective amendment such information as the managing underwriters and the Investors agree should be included therein relating to the sale and distribution of Registrable Securities, including, without limitation, information with respect to the number of Registrable Securities being sold to such underwriters, the purchase price being paid therefor by such underwriters and any other terms of the underwritten (or best efforts underwritten) offering of the Registrable Securities to be sold in such offering; (ii) make all required filings of such prospectus supplement or post-effective amendment as soon as notified of the matters to be incorporated in such prospectus supplement or post-effective amendment;
and (iii) supplement or make amendments to any Registration Statement if requested by an Investor or any underwriter of such Registrable Securities.

p.	The Company shall use its best efforts to cause the
Registrable Securities covered by the applicable Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to consummate the disposition of such Registrable Securities.

q.	The Company shall make generally available to its security
holders as soon as practical, but not later than 90 days after the close of the period covered thereby, an earnings statement (in form complying with the provisions of Rule 158 under the 1933 Act) covering a twelve-month period beginning not later than the first day of the Company's fiscal quarter next following the effective date of the Registration Statement.

r.	The Company shall otherwise use its best efforts to comply
with all applicable rules and regulations of the SEC in connection with any registration hereunder.

s.	Within two (2) business days after a Registration
Statement which covers applicable Registrable Securities is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel for the Company to deliver, to the transfer agent for such Registrable Securities (with copies to the Investors whose Registrable Securities are included in such Registration Statement) confirmation that such Registration Statement has been declared effective by the SEC in the form attached hereto as Exhibit A.

t.	The Company shall take all other reasonable actions
necessary to expedite and facilitate disposition by the Investors of Registrable Securities pursuant to a Registration Statement.


u.	Notwithstanding anything to the contrary in Section 3(g),
at any time after the Registration Statement has been declared effective, the Company may delay the disclosure of material, non-public information concerning the Company the disclosure of which at the time is not, in the good faith opinion of the Board of Directors of the Company and its counsel, in the best interest of the Company and, in the opinion of counsel to the Company, otherwise required (a AGrace Period@); provided, that the Company shall promptly (i) notify the Investors in writing of the existence of material, non-public information giving rise to a Grace Period and the date on which the Grace Period will begin, and (ii) notify the Investors in writing of the date on which the Grace Period ends; and, provided further, that during any consecutive 365 day period, there shall be only one Grace Period, such Grace Period not to exceed 20 days in the aggregate (an
"Allowable Grace Period"). For purposes of determining the length of a Grace Period above, the Grace Period shall begin on and include the date the Investors receive the notice referred to in clause (i) above and shall end on and include the date the Investors receive the notice referred to in clause (i) above and shall end on and include the date the Investors receive the notice referred to in clause (ii) above. During the length of any Grace Period, the Investors will continue to be able to convert their Preferred Shares into Common Shares pursuant to Section 5 of the Certificate of Designators but shall not be able to sell the Conversion Shares. The provisions of Section 6(a) of the Certificate of Designations shall not be applicable during the period of any Allowable Grace Period. Upon expiration of the Allowable
Grace Period, the Company shall again be bound by the first sentence of
Section 3(g) with respect to the information giving rise thereto.

v.	Each of the following events shall constitute a "Registration
Default" for purposes of this Agreement:

(i)	the Company's failure to file a Registration Statement by
the Scheduled Filing Date or Additional Scheduled Filing Date thereof, as appropriate;

(ii)	the SEC's failure to declare a Registration Statement
effective on or before the Scheduled Effective Date or Additional Scheduled Effective Date thereof, as appropriate, except where the failure to meet such deadline is the result solely of actions by the holders of Registrable Securities or Legal Counsel;

(iii)	 the Company's failure to request acceleration of the
effectiveness of a Registration Statement within three (3) business days after the SEC has notified the Company that it may file such an acceleration request as required by Section 3(a) hereof, except where the failure to meet such deadline is a result solely of actions by the holders of Registrable Securities or Legal Counsel;

(iv)	the Investors' inability to sell all Registrable Securities
pursuant to an effective Registration Statement (whether because of a failure to keep the Registration Statement effective, to disclose such information as is necessary for sales to be made pursuant to the Registration Statement, to register sufficient shares of Common Stock or otherwise); or


(v)	the aggregate days of Grace Period exceed the Allowable
Grace Period.

Upon the occurrence of a Registration Default, the Company shall pay each Investor an amount determined in accordance with the following formula for each day of such Registration Default:

 .001 x P x N

where

P = the Closing Ask Price (as defined in the Certificate of
Designations) of the Company's Common Stock on such day; and

N = the number of Registrable Securities that such Investor holds or
may acquire	pursuant to conversion of the Series D 10% Convertible Preferred
Stock or	exercise of the Warrants on such day (without giving effect to any
limitations on	conversion or exercise).

In addition, upon the SEC's failure to declare a Registration Statement effective on or before sixty (60) days after the Scheduled Effective Date, the Company shall pay each Investor an amount determined in accordance with the following formula for each day of such Registration Default:

 .002 x P x N

The Company shall pay such amount on demand by an Investor made at any time during the continuance or after termination of such Registration Default. If the Company does not remit payment of the amount due to such Investor, the Company will pay the Investor's reasonable costs of collection, including attorneys' fees. An Investor's right to demand such payment shall be in addition to any other rights it may have under this Agreement, the Securities Purchase Agreement, the Certificate of Designations, or otherwise, including its rights of Mandatory Redemption under Section 6(b) of the Certificate of Designations.

4.	OBLIGATIONS OF THE INVESTORS.

a.	At least seven (7) business days prior to the first
anticipated filing date of a Registration Statement, the Company shall notify each Investor in writing of the information the Company requires from each such Investor if such Investor elects to have any of such Investor's Registrable Securities included in such Registration Statement. It shall be a condition precedent to the obligations of the Company to complete the registration pursuant to this Agreement with respect to the Registrable Securities of a particular Investor that such Investor shall furnish to the Company such information regarding itself, the Registrable Securities held by it and the intended method of disposition of the Registrable Securities held by it as shall be reasonably required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request.

b.	Each Investor by such Investor's acceptance of the
Registrable Securities agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of any Registration Statement hereunder, unless such Investor has notified the Company in writing of such Investor's election to exclude all of such Investor's Registrable Securities from such Registration Statement.

c.	In the event any Investor elects to participate in an
underwritten public offering pursuant to Section 2(b), each such Investor agrees to enter into and perform such Investor's obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the managing underwriter of such offering and take such other actions as are reasonably required in order to expedite or facilitate the disposition of the Registrable Securities.

d.	Each Investor agrees that, upon receipt of any notice from
the Company of the happening of any event of the kind described in Section 3(h) or the first sentence of Section 3(g), such Investor will immediately discontinue disposition of Registrable Securities pursuant to any Registration Statement(s) covering such Registrable Securities until such Investor's receipt of the copies of the supplemented or amended prospectus contemplated by Section 3(h) or the first sentence of Section 3(g).

e.	No Investor may participate in any underwritten
registration hereunder unless such Investor (i) agrees to sell such Investor's Registrable Securities on the basis provided in any underwriting arrangements approved by the Investors entitled hereunder to approve such arrangements, (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements, and
(iii) agrees to pay its pro rata share of all underwriting discounts and commissions.

f.	Each Investor agrees not to take any action to cause such
Investor to become a registered broker dealer as defined under the 1934 Act or to effect any change to such Investor's status that would preclude the Company from using Form S-3 for the Registration Statement.

5.	EXPENSES OF REGISTRATION.

All reasonable expenses, other than expenses incurred pursuant to Section 3(j)(iv) and (v) and underwriting discounts and commissions, incurred in connection with registrations, filings or qualifications pursuant to Sections 2 and 3, including, without limitation, all registration, listing and qualifications fees, printers and accounting fees, and fees and disbursements of counsel for the Company and reasonable fees and disbursements of Legal Counsel, shall be paid by the Company.


6.	INDEMNIFICATION.

In the event any Registrable Securities are included in a Registration Statement under this Agreement:


a.	To the fullest extent permitted by law, the Company will,
and hereby does, indemnify, hold harmless and defend each Investor who holds such Registrable Securities, the directors, officers, partners, employees, agents, representatives of, and each Person, if any, who controls any Investor within the meaning of the 1933 Act or the 1934 Act, and any underwriter (as defined in the 1933 Act) for the Investors, and the directors and officers of, and each Person, if any, who controls, any such underwriter within the meaning of the 1933 Act or the 1934 Act (each, an "Indemnified Person"), against any losses, claims, damages, liabilities, judgments, fines, penalties, charges, costs, attorneys' fees, amounts paid in settlement or expenses, joint or several, (collectively, "Claims") incurred in investigating, preparing or defending any action, claim, suit, inquiry, proceeding, investigation or appeal taken from the foregoing by or before any court or governmental, administrative or other regulatory agency or body or the SEC, whether pending or threatened, whether or not an indemnified party is or may be a party thereto ("Indemnified Damages"), to which any of them may become subject insofar as such Claims (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon: (i) any untrue statement or alleged untrue statement of a material fact in a Registration Statement or any post-effective amendment thereto or in any filing made in connection with the qualification of the offering under the securities or other "blue sky" laws of any jurisdiction in which Registrable Securities are offered ("Blue Sky Filing"), or the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (ii) any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus if used prior to the effective date of such Registration Statement, or contained in the final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading, (iii) any violation or alleged violation by the Company of the 1933 Act, the 1934 Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the Registrable Securities pursuant to a Registration Statement or (iv) any material violation of this Agreement (the matters in the foregoing clauses (i) through (iv) being, collectively, "Violations"). The Company shall reimburse the Investors and each such underwriter or controlling person, promptly as such expenses are incurred and are due and payable, for any legal fees or other reasonable expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(a): (i) shall not apply to a Claim by an Indemnified Person arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company by such Indemnified Person or underwriter for such Indemnified Person expressly for use in connection with the preparation of the Registration Statement or any such amendment thereof or supplement thereto, if such prospectus was timely made available by the Company pursuant to Section 3(d); (ii) with respect to any preliminary prospectus, shall not inure to the benefit of any such person from whom the person asserting any such Claim purchased the Registrable Securities that are the subject thereof (or to the benefit of any person controlling such person) if the untrue statement or omission of material fact contained in the preliminary prospectus was corrected in the prospectus, as then amended or supplemented, if such prospectus was timely made available by the Company pursuant to Section 3(d), and the Indemnified Person was promptly advised in writing not to use the incorrect prospectus prior to the use giving rise to a violation and such Indemnified Person, notwithstanding such advice, used it; (iii) shall not be available to the extent such Claim is based on a failure of the Investor to deliver or to cause to be delivered the prospectus made available by the Company, if such prospectus was timely made available by the Company pursuant to Section
3(d); and (iv) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company, which consent shall not be unreasonably withheld. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Person and shall survive the transfer of the Registrable Securities by the Investors pursuant to
Section 9.

b.	In connection with any Registration Statement in which an
Investor is participating, each such Investor agrees to severally and not jointly indemnify, hold harmless and defend, to the same extent and in the same manner as is set forth in Section 6(a), the Company, each of its directors, each of its officers who signs the Registration Statement, each Person, if any, who controls the Company within the meaning of the 1933
Act or the 1934 Act (collectively and together with an Indemnified Person, an "Indemnified Party"), against any Claim or Indemnified Damages to which any of them may become subject, under the 1933 Act, the 1934 Act or otherwise, insofar as such Claim or Indemnified Damages arise out of or are based upon any Violation, in each case to the extent, and only to the extent, that such Violation occurs in reliance upon and in conformity with written information furnished to the Company by such Investor expressly for use in connection with such Registration Statement; and, subject to Section 6(d), such Investor will reimburse any legal or other expenses reasonably incurred by them in connection with investigating or defending any such Claim; provided, however, that the indemnity agreement contained in this
Section 6(b) and the agreement with respect to contribution contained in
Section 7 shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of such Investor, which consent shall not be unreasonably withheld; provided, further, however, that the Investor shall be liable under this Section 6(b) for only that amount of a Claim or Indemnified Damages as does not exceed the net proceeds to such Investor as a result of the sale of Registrable Securities pursuant to such Registration Statement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Indemnified Party and shall survive the transfer of the Registrable Securities by the Investors pursuant to Section 9. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(b) with respect to any preliminary prospectus shall not inure to the benefit of any Indemnified Party if the untrue statement or omission of material fact contained in the preliminary prospectus was corrected on a timely basis in the prospectus and such prospectus was provided to Investors as required, as then amended or supplemented.


c.	The Company shall be entitled to receive indemnities from
underwriters, selling brokers, dealer managers and similar securities industry professionals participating in any distribution, to the same extent as provided above, with respect to information such persons so furnished in writing expressly for inclusion in the Registration Statement.

d.	Promptly after receipt by an Indemnified Person or
Indemnified Party under this Section 6 of notice of the commencement of any action or proceeding (including any governmental action or proceeding) involving a Claim, such Indemnified Person or Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 6, deliver to the indemnifying party a written notice of the commencement thereof, and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel mutually satisfactory to the indemnifying party and the Indemnified Person or the Indemnified Party, as the case may be; provided, however, that an Indemnified Person or Indemnified Party shall have the right to retain its own counsel with the fees and expenses to be paid by the indemnifying party, if, in the reasonable opinion of counsel retained by the indemnifying party, the representation by such counsel of the Indemnified Person or Indemnified Party and the indemnifying party would be inappropriate due to actual or potential differing interests between such Indemnified Person or Indemnified Party and any other party represented by such counsel in such proceeding. The Company shall pay reasonable fees for only one separate legal counsel for the Investors, and such legal counsel shall be selected by the Investors holding a majority of the issued or issuable Registrable Securities included in the Registration Statement to which the Claim relates. The Indemnified Party or Indemnified Person shall cooperate fully with the indemnifying party in connection with any negotiation or defense of any such action or claim by the indemnifying party and shall furnish to the indemnifying party all information reasonably available to the Indemnified Party or Indemnified Person which relates to such action or claim. The indemnifying party shall keep the Indemnified Party or Indemnified Person fully apprised at all times as to the status of the defense or any settlement negotiations with respect thereto. No indemnifying party shall be liable for any settlement of any action, claim or proceeding effected without its written consent; provided, however, that the indemnifying party shall not unreasonably withhold, delay or condition its consent. No indemnifying party shall, without the consent of the Indemnified Party or Indemnified Person, consent to entry of any judgment or enter into any settlement or other compromise which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party or Indemnified Person of a release from all liability in respect to such claim or litigation. Following indemnification as provided for hereunder, the indemnifying party shall be subrogated to all rights of the Indemnified Party or Indemnified Person with respect to all third parties, firms or corporations relating to the matter for which indemnification has been made. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Person or Indemnified Party under this Section 6, except to the extent that the indemnifying party is prejudiced in its ability to defend such action.


e.	The indemnification required by this Section 6 shall be
made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or Indemnified Damages are incurred.

f.	The indemnity agreements contained herein shall be in
addition to (i) any cause of action or similar right of the Indemnified Party or Indemnified Person against the indemnifying party or others, and (ii) any liabilities the indemnifying party may be subject to pursuant to the law.

7.	CONTRIBUTION.

To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 6 to the fullest extent permitted by law; provided, however, that: (i) no seller of Registrable Securities guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any seller of Registrable Securities who was not guilty of fraudulent misrepresentation; and (ii) contribution by any seller of Registrable Securities shall be limited in amount to the net amount of proceeds received by such seller from the sale of such Registrable Securities.

8.	REPORTS UNDER THE 1934 ACT.

With a view to making available to the Investors the benefits of Rule 144 promulgated under the 1933 Act or any other similar rule or regulation of the SEC that may at any time permit the Investors to sell securities of the Company to the public without registration ("Rule 144"), during the Registration Period, the Company agrees to:

a.	make and keep public information available, as those
terms are understood and defined in Rule 144;

b.	file with the SEC in a timely manner all reports and other
documents required of the Company under the 1933 Act and the 1934 Act so long as the Company remains subject to such requirements (it being understood that nothing herein shall limit the Company's obligations under
Section 6.5 or 6.14 of the Securities Purchase Agreement) and the filing of such reports and other documents is required for the applicable provisions of Rule 144; and

c.	furnish to each Investor so long as such Investor owns
Registrable Securities, promptly upon request, (i) a written statement by the Company that it has complied with the reporting requirements of Rule 144, the 1933 Act and the 1934 Act, (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested to permit the Investors to sell such securities pursuant to Rule 144 without registration.

9.	ASSIGNMENT OF REGISTRATION RIGHTS.

The rights under this Agreement shall be automatically assignable by the Investors to any transferee of all or any portion of Registrable Securities if: (i) the Investor agrees in writing with the transferee or assignee to assign such rights, and a copy of such agreement is furnished to the Company within a reasonable time after such assignment; (ii) the Company is, within a reasonable time after such transfer or assignment, furnished with written notice of (a) the name and address of such transferee or assignee, and (b) the securities with respect to which such registration rights are being transferred or assigned; (iii) immediately following such transfer or assignment the further disposition of such securities by the transferee or assignee is restricted under the 1933 Act and applicable state securities laws; (iv) at or before the time the Company receives the written notice contemplated by clause (ii) of this sentence the transferee or assignee agrees in writing with the Company to be bound by all of the provisions contained herein; and (v) such transfer shall have been made in accordance with the applicable requirements of the Securities Purchase Agreement.

10.	AMENDMENT OF REGISTRATION RIGHTS.

Provisions of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and Investors who then hold or have the right to acquire two-thirds (b) of the Registrable Securities. Any amendment or waiver effected in accordance with this Section 10 shall be binding upon each Investor and the Company. No such amendment shall be effective to the extent that it applies to less than all of the holders of the Registrable Securities. No consideration shall be offered or paid to any Person to amend or consent to a waiver or modification of any provision of any of this Agreement unless the same consideration also is offered to all of the parties to this Agreement.

11.	MISCELLANEOUS.

a.	A Person is deemed to be a holder of Registrable
Securities whenever such Person owns or is deemed to own of record such Registrable Securities. If the Company receives conflicting instructions, notices or elections from two or more Persons with respect to the same Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities.


b.	Any notices, consents, waivers or other communications
required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile
(provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); or (iii) one business day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company:

DiaSys Corporation
49 Leavenworth Street
Waterbury, CT 06702
Telephone: (203) 755-5083
Facsimile: (203)
Attention: Chief Executive Officer

With a copy to:

Moskowitz Altman & Hughes, LLP
11 East 44th Street
New York, New York 10017
Telephone: 212-953-1121
Facsimile: 212-697-2992
Attention: Stanley Moskowitz, Esq.

If to a Buyer, to its address and facsimile number on the Schedule of Buyers attached hereto, with copies to such Buyer's representatives as set forth on the Schedule of Buyers or to such other address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party five days prior to the effectiveness of such change. Written confirmation of receipt (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of such transmission or
(C) provided by a courier or overnight courier service shall be rebuttable evidence of personal service, overnight or courier delivery or transmission by facsimile in accordance with clause (i), (ii) or (iii) above, respectively.

c.	Failure of any party to exercise any right or remedy under
this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.


d.	The corporate laws of the State of Delaware shall govern
all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of New York, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of New York or any other jurisdictions) that would cause the application of the laws of any jurisdictions other than the State of New York. Each party hereby irrevocably submits to the non-exclusive jurisdiction of the state and federal courts sitting the City of New York, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT
MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR
THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN
CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT
OR ANY TRANSACTION CONTEMPLATED HEREBY.

e.	This Agreement, the Securities Purchase Agreement, the
Certificate of Designations, and the Warrants constitute the entire agreement among the parties hereto with respect to the subject matter hereof and thereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, the Securities Purchase Agreement, the Certificate of Designations, and the Warrants supersede all prior agreements and understandings among the parties hereto with respect to the subject matter hereof and thereof.

f.	Subject to the requirements of Section 9, this Agreement
shall inure to the benefit of and be binding upon the permitted successors and assigns of each of the parties hereto.

g.	The headings in this Agreement are for convenience of
reference only and shall not limit or otherwise affect the meaning hereof.

h.	This Agreement may be executed in identical counterparts,
each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Agreement, once executed by a party, may be delivered to the other party hereto by facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.


i.	Each party shall do and perform, or cause to be done and
performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

j.	All consents and other determinations to be made by the
Investors pursuant to this Agreement shall be made, unless otherwise specified in this Agreement, by Investors holding a majority of the Registrable Securities, determined as if all of the Preferred Shares then outstanding have been converted into or exercised for Registrable Securities without regard to any limitation on conversions of the Preferred Shares.

k.	The language used in this Agreement will be deemed to be
the language chosen by the parties to express their mutual intent and no rules of strict construction will be applied against any party.

l.	This Agreement is intended for the benefit of the parties
hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other Person.


	* * * * * *



IN WITNESS WHEREOF, the parties have caused this Registration
Rights Agreement to be duly executed as of day and year first above written.


COMPANY:		BUYERS:

DIASYS CORPORATION	  	BH Capital Investments, L.P.
 				By: HB and Co., Inc. its General Partner


By: /s/ Todd M. DeMatteo	                   	By: /s/ Henry Brachfeld
Name:  Todd M. DeMatteo	                   		Name:	Henry Brachfeld
Its: President and Chief Executive Officer			Its:	Authorized Signatory

				Investor: Excalibur Limited
    Partnership
				By: Excalibur Capital Management, Inc.
   	its General Partner


 				By:  /s/  William Hechter
     Name: William Hechter
					Its:	Authorized Signatory

	EXHIBIT A

	FORM OF NOTICE OF EFFECTIVENESS
	OF REGISTRATION STATEMENT

Attn:

Re:	DiaSys Corporation

Ladies and Gentlemen:

We are counsel to DiaSys Corporation, a Delaware corporation (the "Company"), which has entered into that certain Convertible Preferred Stock and Warrants Purchase Agreement (the "Purchase Agreement") by and among the Company and the buyers named therein (collectively, the "Holders") pursuant to which the Company issued to the Holders shares of its Series A Convertible Preferred Stock, $0.001 par value per share ( the "Preferred Shares"), each convertible into shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), and Warrants to purchase Common Stock. Pursuant to the Purchase Agreement, the Company also has entered into a Registration Rights Agreement with the Holders (the "Registration Rights Agreement") pursuant to which the Company agreed, among other things, to register the Registrable Securities (as defined in the Registration Rights Agreement), including the shares of Common Stock issuable upon conversion of the Preferred Shares, under the Securities Act of 1933, as amended (the "1933 Act"). In connection with the Company's obligations under the Registration Rights Agreement, on ____________ ___, 2000, the Company filed a Registration Statement on
Form S-3 (File No. 333-_____________) (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") relating to the Registrable Securities which names each of the Holders as a selling stockholder thereunder.


In connection with the foregoing, we advise you that a member of the SEC's staff has advised us by telephone that the SEC has entered an order declaring the Registration Statement effective under the 1933 Act at [ENTER TIME OF EFFECTIVENESS] on [ENTER DATE OF
EFFECTIVENESS] and we have no knowledge, after telephonic inquiry of a member of the SEC's staff, that any stop order suspending its effectiveness has been issued or that any proceedings for that purpose are pending before, or threatened by, the SEC and the Registrable Securities are available for resale under the 1933 Act pursuant to the Registration Statement.

Very truly yours,

[ISSUER'S COUNSEL]


By:

cc:	[LIST NAMES OF HOLDERS]

Exhibit 3.

CONVERTIBLE PREFERRED STOCK AND WARRANTS PURCHASE AGREEMENT
Between DIASYS CORPORATION and the Investors Signatory Hereto

CONVERTIBLE PREFERRED STOCK AND WARRANTS PURCHASE AGREEMENT dated as of February 7, 2000 (the "Agreement"), among the Investors signatory hereto (each an "Investor" and together the "Investors"), and DiaSys Corporation, a Delaware corporation (the "Company").

WHEREAS, the parties desire that, upon the terms and subject to the conditions contained herein, the Company shall issue and sell to the Investors, and the Investors shall purchase in the aggregate, (i) $4,000,000 Stated Value of Convertible Preferred Stock (as defined below) and (ii) Warrants (as defined below) to purchase shares of the Common Stock (as defined below) at the lower of (x) 110% of the Market Price (as defined below) on the Closing Date (as defined below) or (y) 110% of the Market Price 180 days after the Closing Date.

WHEREAS, such investments will be made in reliance upon the provisions of Section 4(2) (ASection 4(2)@) and/or Section 4(6) ("Section 4(6)")of the United States Securities Act of 1933, as amended, and/or Regulation D ("Regulation") and the other rules and regulations promulgated thereunder (the "Securities Act"), and/or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments in securities to be made hereunder.

NOW, THEREFORE, the parties hereto agree as follows:

ARTICLE I

Certain Definitions

In addition to the definitions set forth in the text of this Agreement, the following capitalized terms shall have the meanings ascribed to them below:

"Capital Shares" shall mean the Common Stock and any shares of any other class of common stock whether now or hereafter authorized, having the right to participate in the distribution of earnings and assets of the Company.

"Capital Shares Equivalents" shall mean any securities, rights, or obligations that are convertible into or exchangeable for or give any right to subscribe for any Capital Shares of the Company or any warrants, options or other rights to subscribe for purchase or otherwise acquire Capital Shares or any such convertible or exchangeable securities.


"Certificate of Designations" shall mean the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company setting forth the terms of the Convertible Preferred Stock in the form of Exhibit A hereto.

"Closing" shall mean each closing of the purchase and sale of the Convertible Preferred Stock and Warrants pursuant to Section 2.1.

"Closing Date" shall mean the Initial Closing Date, the Second Closing Date or the Third Closing Date, as applicable.

"Code" shall mean the United States Internal Revenue Code of 1986, as amended, including the Treasury Regulations promulgated thereunder, as applicable.

"Common Stock" shall mean the Company's common stock, $0.001 par value per share.

"Conversion Shares" shall mean the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock, including any shares of Common Stock issued in payment of the Additional Amount under the Certificate of Designations.

"Convertible Preferred Stock" shall mean the $4,000,000 Stated Value of Series A Convertible Preferred Stock, as described in the Certificate of Designations, to be issued to the Investors pursuant to this Agreement.

"Damages" shall mean any loss, claim, damage, judgment, penalty, deficiency, liability, costs or expenses (including, without limitation, reasonable attorneys' fees and disbursements and reasonable costs and expenses of expert witnesses and investigation).

"Disclosure Schedule" shall mean the written disclosure schedule delivered on or prior to the date hereof by the Company to the Investors that is arranged in paragraphs corresponding to the numbered and lettered paragraphs contained in this Agreement.

"Effective Date" shall mean the date on which the SEC first declares effective a Registration Statement registering the resale of the Registrable Securities as set forth in the Registration Rights Agreement.

"Environmental Laws" shall mean foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants.

"Escrow Agent"  shall have the meaning set forth in the Escrow Agreement.


"Escrow Agreement" shall mean the Escrow Agreement in substantially the form of Exhibit D hereto executed and delivered contemporaneously with this Agreement.

"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

"GAAP" shall mean United States generally accepted accounting principles as shall be in effect from time to time.

"Initial Closing Date" shall mean the first date on which (x) all conditions to Closing have been satisfied or waived as provided in Section 2.1(d) hereof and (y) the Closing shall have occurred.

"Intellectual Property" shall mean all trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets, know-how (including trade secrets and other unpatented and/or unpatentable proprietary or confidential information, systems or procedures) and other similar proprietary rights, information and knowledge.

"Irrevocable Transfer Agent Instructions" shall mean the Irrevocable Transfer Agent Instructions, in the form of Exhibit F attached hereto, from the Company to the Company's transfer agent.

"IRS" means the United States Internal Revenue Service.

"Legend"  shall mean the legend set forth in Section 9.1.

"Market Price" on any given date shall mean the average of the closing bid prices of the Common Stock on the Principal Market (as reported by Bloomberg L.P.) for the period of five (5) consecutive Trading Days ending on the Trading Day immediately prior to the date for which the Market Price is to be determined.

"Material Adverse Effect" shall mean any effect on the business, operations, properties, prospects, stock price or financial condition of the Company that is material and adverse to the Company and its subsidiaries and affiliates, taken as a whole, and/or any condition, circumstance, or situation that would prohibit or otherwise interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement, the Registration Rights Agreement, the Escrow Agreement, the Certificate of Designations or the Warrants in any material respect.


"Outstanding" when used with reference to any Capital Shares, shall mean, at any date as of which the number of such Capital Shares is to be determined, all issued and outstanding Capital Shares, and shall include all such Capital Shares issuable in respect of outstanding scrip or any certificates representing fractional interests in such Capital Shares; provided, however, that "Outstanding" shall not mean any such Capital
Shares then directly or indirectly owned or held by or for the account of the Company.

"Person" shall mean an individual, a corporation, a partnership, a limited liability company, an association, a trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

"Principal Market"  shall mean the American Stock Exchange, the New
York Stock Exchange, the NASDAQ National Market, or the NASDAQ
Small-Cap Market, whichever is at the time the principal trading exchange or market for the Common Stock, based upon share volume, or if the Common Stock is not traded on an exchange, the OTC Bulletin Board.

"Purchase Price" shall mean the Stated Value per share of Convertible Preferred Stock.

"Registrable Securities" shall mean the Conversion Shares and the Warrant Shares until (i) the Registration Statement has been declared effective by the SEC, and all Conversion Shares and Warrant Shares have been disposed of pursuant to the Registration Statement, (ii) all Conversion Shares and Warrant Shares have been sold under circumstances under which all of the applicable conditions of Rule 144 (or any similar provision then in force) under the Securities Act (ARule 144@) are met, (iii) all Conversion Shares and Warrant Shares have been otherwise transferred to holders who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend or (iv) such time as, in the opinion of counsel to the Company (which opinion and counsel shall be reasonably satisfactory to the holder of the Conversion Shares or the Warrant Shares, as the case may be), all Conversion Shares and Warrant
Shares may be sold without any time, volume or manner limitations pursuant to Rule 144(k) (or any similar provision then in effect) under the Securities Act.

"Registration Rights Agreement" shall mean the agreement regarding the filing of the Registration Statement for the resale of the Registrable Securities, entered into between the Company and the Investor as of the Closing Date in the form annexed hereto as Exhibit C.

"Registration Statement"  shall mean a registration statement on Form S-3
(if use of such form is then available to the Company pursuant to the rules of the SEC and, if not, on such other form promulgated by the SEC for which the Company then qualifies and which counsel for the Company shall deem appropriate, and which form shall be available for the resale by the Investors of the Registrable Securities to be registered thereunder in accordance with the provisions of this Agreement, the Registration Rights Agreement and in accordance with the intended method of distribution of such securities), for the registration of the resale by the Investor of the Registrable Securities under the Securities Act.

"Regulation D" shall have the meaning set forth in the recitals of this Agreement.


"SEC"  shall mean the Securities and Exchange Commission.


"Second Closing Date" shall mean the date that is two months after the Effective Date or, if such date is not a Trading Day, the first Trading Day thereafter.

"Section 4(2)" and "Section 4(6)" shall have the meanings set forth in the recitals of this Agreement.

"Securities" shall mean the Convertible Preferred Stock, the Warrants, the Conversion Shares and the Warrant Shares, individually and collectively.

"Securities Act" shall have the meaning set forth in the recitals of this Agreement.

"SEC Documents"  shall mean the Company's Annual Report on Form 10-
KSB for the fiscal year ended June 30, 1999 and each report, proxy statement and registration statement filed by the Company with the SEC pursuant to the Exchange Act or the Securities Act since the filing of such Annual Report through the date hereof.

"Stated Value" shall have the meaning set forth in the Certificate of Designations.

"Subsidiary" shall mean any entity in which the Company, directly or indirectly, owns capital stock or holds an equity or similar interest.

"Tax" or "Taxes" means federal, state, county, local, foreign, or other income, gross receipts, ad valorem, franchise, profits, sales or use, transfer, registration, excise, utility, environmental, communications, real or personal property, capital stock, license, payroll, wage or other withholding, employment, social security, severance, stamp, occupation, alternative or add-on minimum, estimated and other taxes of any kind whatsoever
(including, without limitation, deficiencies, penalties, additions to tax, and interest attributable thereto) whether disputed or not.

"Tax Return" means any return, information report or filing with respect to Taxes, including any schedules attached thereto and including any amendment thereof.

"Third Closing Date" shall mean the date that is three months after the Second Closing Date or, if such date is not a Trading Day, the first Trading Day thereafter.

"30% Warrant Shares" shall mean as of any Closing Date that number of shares of Common Stock determined by dividing (x) 30% of the Stated Value of the Convertible Preferred Stock sold by the Company to the Investors on such Closing Date by (y) the Market Price of the Common Stock on such Closing Date.


"Trading Day" shall mean any day during which the Principal Market shall be open for business.

"Transaction Documents" shall mean this Agreement, the Registration Rights Agreement, the Escrow Agreement, the Irrevocable Transfer Agent Instructions and each of the other agreements, documents and instruments entered into and delivered by the parties hereto in connection with the transactions contemplated by this Agreement.

"Warrants" shall mean the Warrants substantially in the form of Exhibit B to be issued to the Investors hereunder.

"Warrant Shares" shall mean all shares of Common Stock or other securities issued or issuable pursuant to exercise of the Warrants.

ARTICLE II

Purchase and Sale of Convertible Preferred Stock and Warrants

Section 2.1.	Investment.

(a)	Upon the terms and subject to the conditions set forth herein, the
Company agrees to sell, and the Investors agree to purchase, the Convertible Preferred Stock together with the Warrants for the Purchase Price as follows:

(i)	On the Initial Closing Date, the Company shall sell, and
the Investors shall purchase, Convertible Preferred Stock having a Stated Value of $1,000,000 and Warrants to purchase 30% Warrant Shares having an initial exercise price equal to 110% of the Market Price on the Initial
Closing Date;

(ii)	On the Second Closing Date, if any, the Company shall
sell, and the Investors shall purchase, Convertible
Preferred Stock having a Stated Value of $1,000,000 and
Warrants to purchase 30% Warrant Shares having an initial exercise price equal to 110% of the Market Price on the Second Closing Date; and

(iii)	On the Third Closing Date, if any, the Company shall sell,
and the Investors shall purchase, Convertible Preferred
Stock having a Stated Value of $2,000,000 and Warrants to purchase 30% Warrant Shares having an initial exercise price equal to 110% of the Market Price on the Third
Closing Date.

(b)	Upon execution and delivery of this Agreement, each Investor shall deliver to the Escrow Agent immediately available funds in its proportionate amount of the Purchase Price to be paid at the Initial Closing as set forth on the signature pages hereto, and the Company shall deliver to the Escrow Agent certificates representing the Convertible Preferred Stock and the Warrants to be delivered at the Initial Closing, in each case to be held by the Escrow Agent pursuant to the Escrow Agreement.

(c)	Each Closing shall occur at the offices of the Escrow Agent on the applicable Closing Date, at which time the Escrow Agent (x) shall release to the Investors the certificates representing the Convertible Preferred Stock and the Warrants to be issued on such Closing Date and (y) shall release to the Company the Purchase Price (after all fees have been paid as set forth in the Escrow Agreement to be paid on such Closing Date), pursuant to the terms of the Escrow Agreement.


(d)	Each Closing shall be subject to the parties' satisfaction of the conditions to Closing set forth below:

(i)	The obligation of the Company hereunder to issue and sell
the Convertible Preferred Stock and issue the Warrants to each Investor at such Closing is subject to the satisfaction, at or before such Closing Date, of each of the following conditions, provided that these conditions are for the Company's sole benefit and may be waived by the Company at any time in its sole discretion by providing each Investor with prior written notice thereof:

(A)	The Investors shall have executed each of the Transaction Documents to be executed by them and delivered the same to the Company.

(B)	The Certificate of Designations shall have been filed
with the Secretary of State of the State of Delaware.

(C)	The Escrow Agent shall have delivered to the
Company the Purchase Price for the Convertible Preferred
Stock and Warrants being purchased by the Investors at the Closing by wire transfer of immediately available funds pursuant to the written wire instructions provided by the Company.

(D)	The representations and warranties of the Investors
shall be true and correct as of the date when made and as of such Closing Date as though made at that time (except for representations and warranties that speak as of a specific date), and the Investors shall have performed, satisfied and complied with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by them at or prior to the Closing Date.

(ii)	The obligation of each Investor hereunder to purchase the
Convertible Preferred Stock and Warrants at each Closing is subject to the satisfaction, at or before the Closing Date thereof, of each of the following conditions, provided that these conditions are for each Investor's sole benefit and may be waived by such Investor at any time in its sole discretion by providing the Company with prior written notice thereof:

(A)	The Company and each other Investor shall have
executed each of the Transaction Documents to be executed by it and delivered the same to such Investor.


(B)	The Certificate of Designations shall have been filed
with the Secretary of State of the State of Delaware, and copies thereof certified by such Secretary of State shall have been delivered to such Investor.

(C)	The Common Stock shall be authorized for quotation
on the Principal Market, trading in the Common Stock shall not have been suspended by the Principal Market or the SEC at any time beginning on the date hereof and through and including such Closing Date, and, except as set forth on the Disclosure Schedule, the Company shall not have been notified of any pending or threatened proceeding or other action to delist or suspend the Common Stock.

(D)	The representations and warranties of the Company
shall be true and correct as of the date when made and as of such Closing Date as though made at that time (except for representations and warranties that speak as of a specific date), and the Company shall have performed, satisfied and complied with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by the Company at or prior to such Closing Date. Such Investor shall have received a certificate, executed by the Company's Chief
Executive Officer, dated as of such Closing Date, to the foregoing effect and as to such other matters as may be reasonably requested by such Investor, including, without limitation, an update as of the Closing Date regarding the representation contained in Section 4.3 below.

(E)	Such Investor shall have received the opinion of the
Company's counsel dated as of such Closing Date, in form, scope and substance reasonably satisfactory to such Investor and in substantially the form of Exhibit E attached hereto.

(F)	The Company shall have executed and delivered (or
shall have caused the Escrow Agent to deliver) to such Investor the Stock Certificates (in such denominations as such Investor shall request) representing the Convertible
Preferred Stock being purchased by such Investor at such Closing.

(G)	The Company shall have executed and delivered (or
shall have caused the Escrow Agent to deliver) to such Investor the Warrants (in such denominations as such Investor shall request) being purchased by such Investor at such Closing.


(H)	The Board of Directors of the Company shall have
adopted resolutions consistent with Section 4.2 below and in a form reasonably acceptable to such Investor (the
"Resolutions").

(I)	As of such Closing Date, the Company shall have
reserved out of its authorized and unissued Common
Stock, solely for the purpose of effecting the conversion of the Convertible Preferred Stock and the exercise of the Warrants, a number of shares of Common Stock equal to at least 200% of the number of (x) Conversion Shares issuable upon conversion of the Convertible Preferred
Stock outstanding on the Closing Date (after giving effect to the Convertible Preferred Stock to be issued on such Closing Date and assuming all such Convertible Preferred Stock was fully convertible or exercisable on such date regardless of any limitation on the timing or amount of such conversions or exercises) and (y) Warrant Shares issuable upon exercise of the Warrants outstanding on such Closing Date (after giving effect to the Warrants to be issued on the Closing Date and assuming all such Warrants were fully exercisable on such date regardless of any limitation on the timing or amount of such exercises).

(J)	The Company shall have delivered the Irrevocable
Transfer Agent Instructions to its transfer agent, and such Transfer Agent shall have acknowledged receipt thereof in writing.

(K)	The Company shall have delivered to such Investor a
certificate evidencing the incorporation and good standing of the Company and each Subsidiary in such corporation's state of incorporation issued by the Secretary of State of such state of incorporation as of a date within ten (10) days of the Closing Date.

(L)	The Company shall have delivered to such Investor a
certified copy of its Certificate of Incorporation as certified by the Secretary of State of the State of Delaware within ten (10) days of the Closing Date.

(M)	The Company shall have delivered to such Investor a
certificate, executed by the Company's Secretary dated the Closing Date, as to (i) the Resolutions described in Section 4.2, (ii) the Certificate of Incorporation and (iii) the Bylaws, each as in effect on the Closing Date.

(N)	The Company shall have delivered to such Investor
such other documents relating to the transactions contemplated by this Agreement as such Investor or its counsel may reasonably request.


(O)	The Company shall have delivered to such Investor
the written agreements of each officer and director of the Company addressed to the Investors, to vote all shares of Common Stock over which they have voting control in favor of a shareholder proposal permitting the issuance of a number of Conversion Shares and Warrant Shares in excess of 19.9% of the number of shares of Common
Stock issued and outstanding on the Closing Date.

(P)	Each other Investor shall have purchased its pro rata
share of the Convertible Preferred Stock and Warrants to be purchased by it at such Closing.

(Q)	Such Investor shall have received a certificate,
executed by the Company's Chief Executive Officer, dated as of the Second Closing Date or the Third Closing Date, as the case may be, to the effect that since the Initial Closing Date, (i) no Material Adverse Effect has occurred or exists with respect to the Company, except as disclosed in any SEC Documents filed at least five (5) days prior to the Second Closing Date or the Third Closing Date, as the case may be, and available on EDGAR, and (ii) the Company has not taken any steps, and does not currently expect to take any steps, to seek protection pursuant to 11 U.S.C. 101 et seq. (the "Bankruptcy Code" or any similar state bankruptcy law nor does the Company have any knowledge or reason to believe that its creditors intend to an initiate involuntary proceeding under the Bankruptcy Code or any such state law.

(e)	Not later than one (1) Trading Day before the Second Closing
Date and the Third Closing Date, each Investor shall deliver to the Escrow Agent immediately available funds in its proportionate amount of the Purchase Price to be paid on such Closing Date as set forth on the signature pages hereto, and the Company shall deliver to the Escrow Agent certificates representing the Convertible Preferred Stock and the Warrants to be delivered on such Closing Date, in each case to be held by the Escrow Agent pursuant to the Escrow Agreement.

(f)	In addition to the conditions to Closing set forth in Section
2.1(a) above, each Investor's obligation hereunder to purchase the Convertible Preferred Stock and Warrants to be purchased by it on the Second Closing Date and on the Third Closing Date shall be subject to the satisfaction, on or before such Closing Date, of each of the following additional conditions, provided that these conditions are for the Investor's sole benefit and may be waived by it at any time in its sole discretion by providing the Company with prior written notice thereof:

(i)	the Registration Statement shall be effective on such
Closing Date and shall have been effective continuously for the forty (40) Trading Days immediately preceding such Closing
Date;


(ii)	the Company shall have received stockholder approval of
the Company's issuance of all of the Conversion Shares and Warrant Shares in excess of the Exchange Cap (as defined in the Certificate of Designations) as contemplated by Section 6.15;

(iii)	each of the Transaction Documents shall be and remain in
full force and effect on and as of such Closing Date;

(iv)	average of the Closing bid prices of the Common Stock on
the Principal Market (as reported by Bloomberg, L.P.) for the period of ten (10) consecutive Trading Days ending on the Trading Day immediately preceding such Closing Date shall be not less than its Market Price on the Initial Closing Date; and

(v)	the average daily trading volume of the Company's
Common Stock on the Principal Market for the forty (40)
Trading Days immediately preceding such Closing Date shall be not less than the average daily trading volume for the forty (40)
Trading Days immediately preceding the Initial Closing Date.

Section 2.2.	Liquidated Damages.  The parties hereto acknowledge and
agree that the sums payable pursuant to the Registration Rights Agreement shall constitute liquidated damages and not penalties. The parties further acknowledge that (i) the amount of loss or damages likely to be incurred is incapable or is difficult to precisely estimate, (ii) the amounts specified in such Sections bear a reasonable proportion and are not plainly or grossly disproportionate to the probable loss likely to be incurred by the Investors in connection with the failure by the Company to timely cause the registration of the Registrable Securities and (iii) the parties are sophisticated business parties and have been represented by sophisticated and able legal and financial counsel and negotiated this Agreement at arm's length.


ARTICLE III

Representations and Warranties of the Investors

Each Investor, severally and not jointly, represents and warrants to the Company that:

Section 3.1.	Intent.  Such Investor is entering into this Agreement for
its own account and not with a view to or for sale in connection with any distribution of the Common Stock. Such Investor has no present arrangement (whether or not legally binding) at any time to sell the Securities to or through any person or entity; provided, however, that by making the representations herein, such Investor does not agree to hold such Securities for any minimum or other specific term and reserves the right to dispose of the Securities at any time in accordance with federal and state securities laws applicable to such disposition.

Section 3.2.	Sophisticated Investor.  Such Investor is a sophisticated
investor (as described in Rule 506(b)(2)(ii) of Regulation D) and an accredited investor (as defined in Rule 501 of Regulation D), and such Investor has such experience in business and financial matters that it has the capacity to protect its own interests in connection with this transaction and is capable of evaluating the merits and risks of an investment in the Securities. Such Investor acknowledges that an investment in the Securities is speculative and involves a high degree of risk.

Section 3.3.	Authority.  This Agreement and each of the Transaction
Documents that is required to be executed by such Investor has been duly authorized and validly executed and delivered by such Investor and is a valid and binding agreement of such Investor enforceable against it in accordance with its terms, subject to applicable bankruptcy, insolvency, or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

Section 3.4.	Not an Affiliate.  Such Investor is not an officer, director or "affiliate" (as that term is defined in Rule 405 of the Securities Act) of the Company.

Section 3.5.	Absence of Conflicts.  The execution and delivery of this
Agreement and each other Transaction Document to be delivered by it, and the consummation of the transactions contemplated hereby and thereby, and compliance with the requirements hereof and thereof by such Investor, will not violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on such Investor or (a) violate any provision of any indenture, instrument or agreement to which such Investor is a party or is subject, or by which such Investor or any of its assets is bound; (b) conflict with or constitute a material default thereunder; (c) result in the creation or imposition of any lien pursuant to the terms of any such indenture, instrument or agreement, or constitute a breach of any fiduciary duty owed by such Investor to any third party; or (d) require the approval of any third party (which has not been obtained) pursuant to any material contract, agreement, instrument, relationship or legal obligation to which Investor is subject or to which any of its assets, operations or management may be subject.

Section 3.6.	Disclosure; Access to Information.  Such Investor has
received all documents, records, books and other publicly available information pertaining to such Investor's investment in the Company as such Investor has requested. Such Investor acknowledges that the Company is subject to the periodic reporting requirements of the Exchange Act, and such Investor has reviewed copies of all SEC Documents deemed relevant by such Investor.

Section 3.7.	Manner of Sale.  At no time was Investor presented with or
solicited by or through any leaflet, public promotional meeting, television advertisement or any other form of general solicitation or advertising.



ARTICLE IV

Representations and Warranties of the Company

The Company represents and warrants to the Investors that, except as set forth on the Disclosure Schedule prepared by the Company and attached hereto:

Section 4.1.	Organization of the Company.  The Company is a
corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate authority to own its properties and to carry on its business as now being conducted. The Company's Subsidiaries are corporations duly organized, validly existing and in good standing under the laws of the jurisdictions in which they are incorporated and have the requisite corporate power and authority to own their properties and to carry on their business as now being conducted. The Company does not have any Subsidiaries and does not own more that fifty percent (50%) of or control any other business entity except as set forth in the SEC Documents. The Company and each of its Subsidiaries is duly qualified and is in good standing as a foreign corporation to do business in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, other than those in which the failure so to qualify would not have a Material Adverse Effect.


Section 4.2.	Authority.  (i) The Company has the requisite corporate
power and corporate authority to enter into and perform its obligations under the Transaction Documents and to issue the Securities pursuant to their respective terms; (ii) the execution, issuance and delivery of the Transaction Documents, the Certificate of Designations, the Convertible Preferred Stock certificates and the Warrants by the Company and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action and no further consent or authorization of the Company or its Board of Directors or stockholders is required; (iii) the Transaction Documents have been duly executed and delivered by the Company and constitute valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, or similar laws relating to, or affecting generally the enforcement of, creditors= rights and remedies or by other equitable principles of general application; and (iv) the Certificate of Designations has been filed with the Secretary of State of the State of Delaware and is in full force and effect, enforceable against the Company in accordance with its terms. The Company has duly and validly authorized and reserved for issuance shares of Common Stock sufficient in number for the conversion of the Convertible Preferred Stock and for the exercise of the Warrants. The Company understands and acknowledges the potentially dilutive effect to the Common Stock of the issuance of the Conversion Shares and, upon any exercise of the Warrants, the Warrant Shares. The Company further acknowledges that its obligation to issue Conversion Shares upon conversion of the Convertible Preferred
Stock and Warrant Shares upon exercise of the Warrants in accordance with this Agreement, the Certificate of Designations and the Warrants is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other stockholders of the Company and notwithstanding the commencement of any case under the Bankruptcy Code.

Section 4.3.	Capitalization.  The authorized capital stock of the
Company consists of 10,000,000 shares of Common Stock, $0.001 par value per share, of which 3,258,890 shares were issued and outstanding as of February 7, 2000 and 100,000 shares of preferred stock, par value $0.001 per share, of which 400 shares have been designated as Series A Convertible Preferred Stock, none of which are issued and outstanding. Except for (i) outstanding options and warrants as set forth in the SEC Documents, (ii) 317,500 stock options awarded under the Company's 1993 Incentive Stock
Option Plan after September 30, 1999, and (iii) as set forth in the Disclosure Schedule, there are no outstanding Capital Shares Equivalents nor any agreements or understandings pursuant to which any Capital Shares
Equivalents may become outstanding. The Company is not a party to any agreement granting preemptive, registration or anti-dilution rights to any person with respect to any of its equity or debt securities. All of the outstanding shares of Common Stock of the Company have been duly and validly authorized and issued and are fully paid and non-assessable.

Section 4.4.	Common Stock.  The Company has registered its Common
Stock pursuant to Section 12(b) or (g) of the Exchange Act and is in full compliance with all reporting requirements of the Exchange Act, and the Company is in compliance with all requirements for the continued listing or quotation of its Common Stock, and such Common Stock is currently listed or quoted on, the Principal Market. As of the date hereof, the Principal Market is the Nasdaq SmallCap Market, and except as set forth in the SEC Documents, the Company has not received any notice regarding, and to its knowledge there is no threat of, the termination or discontinuance of the eligibility of the Common Stock for such listing.


Section 4.5.	SEC Documents.  The Company has delivered to the
Investors true and complete copies of the SEC Documents. The Company has not provided the Investors any information that, according to applicable law, rule or regulation, should have been disclosed publicly prior to the date hereof by the Company, but which has not been so disclosed. As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and rules and regulations of the SEC promulgated thereunder, and the SEC Documents did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the SEC Documents complied in all material respects with applicable accounting requirements and the rules and regulations of the SEC or other applicable rules and regulations with respect thereto at the time of such inclusion. Such financial statements have been prepared in accordance with GAAP applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they exclude footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited interim statements, to normal year-end audit adjustments). Neither the Company nor any of its Subsidiaries has any material indebtedness, obligations or liabilities of any kind (whether accrued, absolute, contingent or otherwise, and whether due or to become due) that would have been required to be reflected in, reserved against or otherwise described in the financial statements or in the notes thereto in accordance with GAAP, which were not fully reflected in, reserved against or otherwise described in the financial statements or the notes thereto included in the SEC Documents or were not incurred in the ordinary course of business consistent with the Company's past practices since the last date of such financial statements.
No other information provided by or on behalf of the Company to the Investors that is not included in the SEC Documents, including, without limitation, information referred to in Section 3.6 of this Agreement, contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements therein, in the light of the circumstances under which they are or were made, not misleading.

Section 4.6.	Exemption from Registration; Valid Issuances.  Subject to
the accuracy of the Investors' representations in Article III, the Company's sale of the Convertible Preferred Stock and its issuance of the Warrants under this Agreement does not, and the Company's issuance of the Conversion Shares on the Investor's conversion of the Convertible Preferred Stock and the Warrant Shares on the exercise of the Warrants will not, require registration under the Securities Act and/or any applicable state securities law. When issued and paid for in accordance with the Warrants and validly converted in accordance with the terms of the Convertible Preferred Stock, the Conversion Shares and the Warrant Shares will be duly and validly issued, fully paid, and non-assessable. Neither the sales of the Securities pursuant to, nor the Company's performance of its obligations under, the Transaction Documents will (i) result in the creation or imposition by the Company of any liens, charges, claims or other encumbrances upon any of the Securities or, except as contemplated herein, any of the assets of the Company, or (ii) entitle the holders of Outstanding Capital Shares to preemptive or other rights to subscribe for or acquire the Capital Shares or other securities of the Company. None of the Securities will subject the Investors to personal liability to the Company or its creditors by reason of an Investor's possession thereof.

Section 4.7.	No General Solicitation or Advertising in Regard to this
Transaction. Neither the Company nor any of its affiliates nor any person acting on its or their behalf (i) has conducted or will conduct any general solicitation (as that term is used in Rule 502(c) of Regulation D) or general advertising with respect to the sale of the Convertible Preferred Stock or the Warrants, or (ii) made any offers or sales of any security or solicited any offers to buy any security under any circumstances that would require registration of the Securities under the Securities Act.


Section 4.8.	No Conflicts.  The Company's execution, delivery and
performance of the Transaction Documents, the Company's performance of its obligations under the Certificate of Designations, and the Company's consummation of the transactions contemplated hereby and thereby do not and will not (i) result in a violation of the Company's Certificate of Incorporation or By-Laws or (ii) conflict with, or constitute a default (or an event that with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, indenture or instrument, or any Alock-up@ or similar provision of any underwriting or similar agreement to which the Company is a party, or (iii) result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and the rules and regulations of the Principal Market) applicable to the Company or by which any property or asset of the Company is bound or affected. The Company is not otherwise in violation of any term of or in default under its Certificate of Incorporation, any Certificate of Designations, Preferences and Rights of any outstanding series of preferred stock or its By-laws, or any contract, agreement, mortgage, indebtedness, indenture, instrument, judgment, decree or order or any statute, rule or regulation applicable to the Company, except for possible conflicts, defaults, terminations, amendments, accelerations, cancellations and violations that would not individually or in the aggregate have a Material Adverse Effect. The Company's business is not being conducted in violation of any law, ordinance or regulation of any governmental entity, except for possible violations that either singly or in the aggregate would not result in a Material Adverse Effect. Except as specifically contemplated by this Agreement and as required by the Securities Act, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency or any regulatory or self regulatory organization, in order for it to execute, deliver or perform any of its obligations under or contemplated by the Transaction Documents or to perform its obligations under the Certificate of Designations, in each case in accordance with the terms hereof or thereof. All consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof. Except as described in Section 4.8 of the Disclosure Schedule, the Company is not in violation of the listing requirements of the Principal Market as in effect on the date hereof and is not aware of any facts which would reasonably lead to delisting of the Common Stock by the Principal Market in the foreseeable future.

Section 4.9.	No Material Adverse Change.  Since September 30, 1999,
no Material Adverse Effect has occurred or exists with respect to the Company, except as disclosed in any SEC Documents filed at least five (5) days prior to the date hereof and available on EDGAR. The Company has not taken any steps, and does not currently expect to take any steps, to seek protection pursuant to any bankruptcy law nor does the Company have any knowledge or reason to believe that its creditors intend to initiate involuntary bankruptcy.

Section 4.10.	No Undisclosed Events, Liabilities, Developments, or
Circumstances. No event, liability, development or circumstance has occurred or exists with respect to the Company or its Subsidiaries or their respective businesses, properties, operations or financial condition, that would be required to be disclosed by the Company under applicable securities laws on a registration statement filed with the SEC relating to an issuance and sale by the Company of its Common Stock and which has not been publicly announced.


Section 4.11.	No Integrated Offering. The Company has not, directly or
indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of any of the Securities under the Securities Act or cause this offering of Securities to be integrated with prior offerings of securities by the Company for purposes of the Securities Act or any applicable stockholder approval provisions, including, without limitation, under the rules and regulations of the Principal Market; nor will the Company or any of its Subsidiaries take any action or steps that would require registration of the Securities undeR the Securities Act or cause the offering of the Securities to be integrated with other offerings.

Section 4.12.	Litigation and Other Proceedings.  Except as disclosed in
the SEC Documents, there are no lawsuits or proceedings pending or, to the knowledge of the Company, threatened, against the Company or any Subsidiary or any of their officers or directors in their capacities as such, nor has the Company received any written or oral notice of any such action, suit, proceeding or investigation, which could reasonably be expected to have a Material Adverse Effect. Except as set forth in the SEC Documents, no judgment, order, writ, injunction or decree or award has been issued by or, to the knowledge of the Company, requested of any court, arbitrator or governmental agency which could result in a Material Adverse Effect.

Section 4.13.	No Misleading or Untrue Communication.  Neither
Company nor, to the knowledge of the Company, any person representing the Company, or any other person selling or offering to sell the Convertible Preferred Stock or the Warrants in connection with the transaction contemplated by this Agreement, has made, at any time, any oral communication in connection with the offer or sale of the same which contained any untrue statement of a material fact or omitted to state any material fact necessary in order to make the statements, in the light of the circumstances under which they were made, not misleading.

Section 4.14.	Material Non-Public Information.  The Company has not
disclosed to the Investors any material non-public information that (i) if disclosed, would reasonably be expected to have a material effect on the price of the Common Stock or (ii) according to applicable law, rule or regulation, should have been disclosed publicly by the Company prior to the date hereof, but which has not been so disclosed.

Section 4.15.	Insurance.  The Company and each subsidiary maintains
property and casualty, general liability, workers' compensation, environmental hazard, personal injury and other similar types of insurance with financially sound and reputable insurers that is adequate, consistent with industry standards and the Company's historical claims experience. Neither the Company nor any Subsidiary has been refused any insurance coverage sought or applied for, and neither the Company nor any such Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not materially and adversely affect the condition, financial or otherwise, or the earnings, business or operations of the Company and its Subsidiaries, taken as a whole.


Section 4.16.	Tax Matters.

(a)	The Company and each Subsidiary has filed all Tax Returns
which it is required to file under applicable laws; all such Tax Returns are true and accurate and have been prepared in compliance with all applicable laws; the Company has paid all Taxes due and owing by it or any Subsidiary (whether or not such Taxes are required to be shown on a Tax Return) and have withheld and paid over to the appropriate taxing authorities all Taxes which it is required to withhold from amounts paid or owing to any employee, stockholder, creditor or other third parties; and since December 31, 1998, the charges, accruals and reserves for Taxes with respect to the Company (including any provisions for deferred income taxes) reflected on the books of the Company are adequate to cover any Tax liabilities of the Company if its current tax year were treated as ending on the date hereof.

(b)	No claim has been made by a taxing authority in a jurisdiction where the Company does not file tax returns that the Company or any Subsidiary is or may be subject to taxation by that jurisdiction. There are no foreign, federal, state or local tax audits or administrative or judicial proceedings pending or being conducted with respect to the Company or any Subsidiary; no information related to Tax matters has been requested by any foreign, federal, state or local taxing authority; and, except as disclosed above, no written notice indicating an intent to open an audit or other review has been received by the Company or any subsidiary from any foreign, federal, state or local taxing authority. There are no material unresolved questions or claims concerning the Company's Tax liability. The Company
(A) has not executed or entered into a closing agreement pursuant to ' 7121 of the Code or any predecessor provision thereof or any similar provision of state, local or foreign law; or (B) has not agreed to or is required to make any adjustments pursuant to 481 (a) of the Code or any similar provision of state, local or foreign law by reason of a change in accounting method initiated by the Company or any of its subsidiaries or has any knowledge that the IRS has proposed any such adjustment or change in accounting method, or has any application pending with any taxing authority requesting permission for any changes in accounting methods that relate to the business or operations of the Company. The Company has not been a United States real property holding corporation within the meaning of 897(c)(2) of the Code during the applicable period specified in 897(c)(1)(A)(ii) of the Code.

(c)	The Company has not made an election under 341(f) of the
Code. The Company is not liable for the Taxes of another person that is not a Subsidiary of the Company under (A) Treas. Reg. 1.1502-6 (or comparable provisions of state, local or foreign law), (B) as a transferee or successor, (C) by contract or indemnity or (D) otherwise. The Company is not a party to any tax sharing agreement. The Company has not made any payments, is not obligated to make payments and is not a party to an agreement that could obligate it to make any payments that would not be deductible under 280G of the Code.


Section 4.17.	Property.  Neither the Company nor any of its Subsidiaries
owns any real property. Each of the Company and its Subsidiaries has good and marketable title to all personal property that it owns, free and clear of all liens, encumbrances and defects except such as do not materially affect the value of such property and do not materially interfere with the use made and proposed to be made of such property by the Company; and to the Company's knowledge, any real property, mineral or water rights, and buildings that the Company holds under lease as a tenant are held by it under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and intended to be made of such property, mineral or water rights, and buildings by the Company and its Subsidiaries.

Section 4.18.	Intellectual Property.  Each of the Company and its
Subsidiaries owns or possesses adequate and enforceable rights or licenses to use all Intellectual Property necessary for the conduct of its business as now being conducted. None of the Company's or any Subsidiary's
Intellectual Property necessary to conduct its business as now conducted or as proposed to be conducted have expired or terminated, or are expected to expire or terminate within two years from the date of this Agreement. To the Company's knowledge, except as disclosed in the SEC Documents neither the Company nor any of its subsidiaries is infringing upon or in conflict with any right of any other person with respect to any Intellectual Property. Except as disclosed in the SEC Documents, no adverse claims have been asserted by any person to the ownership or use of any Intellectual Property, and the Company has no knowledge of any basis for such claim.

Section 4.19.	Internal Controls and Procedures.  The Company
maintains books and records and internal accounting controls that provide reasonable assurance that (i) all transactions to which the Company or any Subsidiary is a party or by which its properties are bound are executed with management's authorization; (ii) the recorded accounting of the Company's consolidated assets is compared with existing assets at regular intervals;
(iii) access to the Company's consolidated assets is permitted only in accordance with management's authorization; and (iv) all transactions to which the Company or any Subsidiary is a party or by which its properties are bound are recorded as necessary to permit preparation of the financial statements of the Company in accordance with GAAP.

Section 4.20.	Payments and Contributions.  Neither the Company, nor
any Subsidiary, nor any of their directors, officers or, to the Company=s knowledge, other employees has (i) used any Company funds for any unlawful contribution, endorsement, gift, entertainment or other unlawful expense relating to political activity; (ii) made any direct or indirect unlawful payment of Company funds to any foreign or domestic government official or employee; (iii) violated or is in violation of any provision of the Foreign Corrupt Practices Act of 1977, as amended; or (iv) made any bribe, rebate, payoff, influence payment, kickback or other similar payment to any person with respect to Company matters.


Section 4.21. Acknowledgment Regarding Investors' Purchase of Preferred Shares. The Company acknowledges and agrees that each of the Investors is acting solely in the capacity of arm's-length purchaser with respect to the Transaction Documents and the transactions contemplated thereby. The
Company further acknowledges that no Investor is acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to the Transaction Documents and the transactions contemplated thereby and any advice given by any of the Investors or any of their respective representatives or agents in connection with the Transaction Documents and the transactions contemplated thereby is merely incidental to such Investor's purchase of the Securities. The Company further represents to each Investor that the Company's decision to enter into the Transaction Documents has been based solely on the independent evaluation by the Company and its representatives.

Section 4.22. Labor Matters. Neither the Company nor any of its Subsidiaries is involved in any union labor dispute nor, to the knowledge of the Company or any of its Subsidiaries, is any such dispute threatened. Neither the Company nor any of its Subsidiaries is a party to a collective bargaining agreement, and the Company and its Subsidiaries believe that relations with their employees are good. No executive officer (as defined in Rule 501(f) of the Securities Act) has notified the Company that such officer intends to leave the Company or otherwise terminate such officer's employment with the Company.

Section 4.23. Environmental Laws. The Company and its Subsidiaries (i) are in compliance with any and all applicable Environmental Laws, (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and
(iii) are in compliance with all terms and conditions of any such permit, license or approval where, in each of the three foregoing cases, the failure to so comply would have, individually or in the aggregate, a Material Adverse Effect.

Section 4.24. Regulatory Permits. The Company and its Subsidiaries possess all certificates, authorizations and permits issued by the appropriate federal, state or foreign regulatory authorities necessary to conduct their respective businesses, except where the failure to possess such items would not have, individually or in the aggregate, a Material Adverse Effect, and neither the Company nor any such Subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, authorization or permit.

Section 4.25. No Materially Adverse Contracts, Etc. Neither the Company nor any of its Subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company's officers has a Material Adverse Effect. Neither the Company nor any of its Subsidiaries is a party to any contract or agreement that in the reasonable judgment of the Company's officers has or is expected to have a Material Adverse Effect.


Section 4.26.  Certain Transactions.  Except as set forth in the SEC
Documents filed at least ten (10) days prior to the date hereof and except for arm's-length transactions pursuant to which the Company makes payments in the ordinary course of business upon terms no less favorable than the Company could obtain from third parties and other than the grant of stock options disclosed in the Disclosure Schedule, none of the officers or directors of the Company is presently a party to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer or director or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer or director has a substantial interest or is an officer, director, trustee or partner.

Section 4.27. Transactions With Affiliates. Except as set forth in the SEC Documents filed at least ten (10) days prior to the date hereof and other than the grant of stock options disclosed on the Disclosure Schedule, none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

Section 4.28. Application of Takeover Protections. The Company and its board of directors have taken all necessary action, if any, in order to render inapplicable any control share acquisition, business combination or other similar anti-takeover provision under the laws of the state of its incorporation which is or could become applicable to the Investors as a result of the transactions contemplated by this Agreement, including, without limitation, the Company's issuance of the Securities and the Investor's ownership of the Securities.

Section 4.29. No Other Agreements. The Company has not, directly or indirectly, made any agreements with any Investors relating to the terms or conditions of the transactions contemplated by the Transaction Documents, except as set forth in the Transaction Documents.

Section 4.30.	No Misrepresentation.  The representations and warranties
of the Company contained in this Agreement, any schedule, annex or exhibit hereto and any agreement, instrument or certificate furnished by the Company to the Investors pursuant to this Agreement, do not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

ARTICLE V

Covenants of the Investors

Each Investor, severally and not jointly, covenants with the Company that it shall use its best efforts to timely satisfy each of the conditions to be established by it as provided in Article II of this Agreement.

ARTICLE VI

Covenants of the Company

Section 6.1. Best Efforts. The Company shall use its best efforts to timely atisfy each of the conditions to be satisfied by it as provided in Article II of this Agreement.

Section 6.2.	Registration Rights.  The Company shall cause the
Registration Rights Agreement to remain in full force and effect, and the Company shall comply in all material respects with the terms thereof.

Section 6.3.	Reservation of Common Stock.   As of the date hereof, the
Company has reserved for the purpose of enabling the Company to issue the Conversion Shares and the Warrant Shares pursuant to any conversion of the Convertible Preferred Stock or exercise of the Warrants, not less than 200% of the number of shares of Common Stock needed to provide for the issuance of the Conversion Shares and the Warrant Shares.

Section 6.4.	Listing of Common Stock.  The Company shall maintain
the listing of the Common Stock on a Principal Market and, as soon as required by the rules of the Principal Market and any other national securities exchange or automated quotation system, if any, upon which shares of Common Stock are listed, shall list the Conversion Shares and the Warrant Shares on the Principal Market and each such other exchange or system. The Company further agrees, if the Company applies to have the Common Stock traded on any other Principal Market, it will include in such application the Conversion Shares and the Warrant Shares, and will take such other action as is necessary or desirable in the opinion of the Investors to cause the Conversion Shares and Warrant Shares to be listed on such other Principal Market as promptly as possible. The Company will take all action necessary to continue the listing and trading of its Common Stock on a Principal Market (including, without limitation, maintaining sufficient net tangible assets) and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the Principal Market and shall provide Investors with copies of any correspondence to or from such Principal Market which questions or threatens delisting of the Common Stock, within three (3) Trading Days of the Company's receipt thereof, until the Investors have disposed of all of their Registrable Securities.


Section 6.5.	Exchange Act Registration.  The Company will cause its
Common Stock to continue to be registered under Section 12(b) or (g) of the Exchange Act, will use its best efforts to comply in all respects with its reporting and filing obligations under the Exchange Act, and will not take any action or file any document (whether or not permitted by the Exchange
Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under the Exchange Act until the Investors have disposed of all of their Registrable Securities.

Section 6.6.	Legends.  The certificates evidencing the Registrable
Securities shall be free of legends, except as set forth in Article IX.

Section 6.7.	Corporate Existence; Conflicting Agreements.  The
Company will take all steps necessary to preserve and continue its corporate existence. The Company shall not enter into any agreement, the terms of which agreement would restrict or impair the right or ability of the Company to perform any of its obligations under this Agreement, any of the other Transaction Documents or the Certificate of Designations.

Section 6.8.	Consolidation; Merger.  The Company shall not, at any
time after the date hereof, effect any merger or consolidation of the Company with or into, or a transfer of all or substantially all of the assets of the Company to, another entity unless the resulting successor or acquiring entity (if not the Company) assumes by written instrument or by operation of law the obligation to deliver to the Investors such shares of stock and/or securities as the Investors are entitled to receive pursuant to this Agreement and the Certificate of Designations.

Section 6.9.	Issuance of Convertible Preferred Stock and Warrant
Shares. The sale of the Convertible Preferred Stock and the Warrants and the issuance of the Warrant Shares pursuant to exercise of the Warrants and the Conversion Shares upon conversion of the Convertible Preferred Stock shall be made in accordance with the provisions and requirements of Section 4(2), Section 4(6) or Regulation D and any applicable state securities laws. The Company shall file a Form D with respect to the Convertible Preferred Stock as required under Regulation D and provide a copy thereof to each Investor promptly after such filing. The Company shall take such action as reasonably necessary to qualify the Convertible Preferred Stock for, or obtain exemption for the Convertible Preferred Stock from, the sale to the Investors at the Closing pursuant to this Agreement under applicable securities or "Blue Sky" laws of the states of the United States, and shall provide evidence of any such action so taken to the Investors on or prior to the Closing Date. The Company shall make all filings and reports relating the offer and sale of the Securities required under the applicable securities or "Blue Sky" laws of the states of the United States following the Closing Date.


Section 6.10.	Limitation on Future Financing.  The Company agrees that
it will not sell or enter into any agreement to sell any of its securities or incur any indebtedness outside the ordinary course of business until later of
(x) 90 days after the Effective Date or (y) six months after a Closing Date, except for any sales (i) pursuant to any presently existing employee benefit plan which plan has been approved by the Company's stockholders, (ii) pursuant to any compensatory plan for a full-time employee or key consultant, or (iii) with the prior approval of holders of a majority of the shares of Convertible Preferred Stock then outstanding, which will not be unreasonably withheld, in connection with a strategic partnership or other business transaction, the principal purpose of which is not financing the Company's business operations.

Section 6.11.	Pro-Rata Redemption.  The Company agrees that if it shall
redeem any of the Convertible Preferred Stock, that it shall make such redemption pro-rata among all Investors in proportion their respective initial purchases of such Convertible Preferred Stock pursuant to this Agreement.

Section 6.12.	Relief in Bankruptcy.  The Company shall not seek
judicial relief from its obligations hereunder except pursuant to the Bankruptcy Code. In the event the Company is a debtor under the Bankruptcy Code, the Company hereby waives to the fullest extent permitted any rights to relief it may have under 11 U.S.C. 362 in respect of the conversion of the Convertible Preferred Stock and the exercise of the Warrants. The Company agrees, without cost or expense to the Investors, to take or consent to any and all action necessary to effectuate relief under 11 U.S.C. 362.

Section 6.13. Use of Proceeds. The Company will use the proceeds from the sale of the Convertible Preferred Stock for substantially the same purposes and in substantially the same amounts as indicated in the Disclosure Schedule.

Section 6.14. Financial Information. Until all Registrable Securities may be sold without registration under the Securities Act, the Company shall send the following to each holder of Registrable Securities: (i) within five (5) days after the filing thereof with the SEC, a copy of its Annual Report on Form 10-KSB, its Quarterly Reports on Form 10-QSB, any Current Reports on Form 8-K and any registration statements or amendments (other than on Form S-8) filed pursuant to the Securities Act; (ii) on the same day as the release thereof, facsimile copies of all press releases issued by the Company or any of its Subsidiaries; and (iii) copies of any notices and other information made available or given to the stockholders of the Company generally, contemporaneously with the making available or giving thereof to the stockholders.


Section 6.15 Proxy Statement. The Company shall provide each stockholder entitled to vote at the next meeting of stockholders of the Company, which shall be not later than April 30, 2000 (the "Stockholder
Meeting Deadline"), a proxy statement, which has been previously reviewed by the Investors and a counsel of their choice, soliciting each such stockholder's affirmative vote at such stockholder meeting for approval of the Company's issuance of all of the Conversion Shares and Warrant Shares in excess of the Exchange Cap (as defined in the Certificate of Designations) as described in this Agreement, and the Company shall use its best efforts to solicit its stockholders' approval of such issuance of the Securities and cause the Board of Directors of the Company to recommend to the stockholders that they approve such proposal. If the Company fails to hold a meeting of its stockholders by the Stockholder Meeting Deadline (unless such failure is the result solely of the actions of the Investors), then, as partial relief (which remedy shall not be exclusive of any other remedies available at law or in equity), the Company shall pay to each holder of Convertible Preferred
Stock an amount in cash per share of Convertible Preferred Stock equal to the product of (i) $10,000 multiplied by (ii) .025 multiplied by (iii) the quotient of (x) the number of days after the Stockholder Meeting Deadline that a meeting of the Company's stockholders is not held, divided by (y) 30. The Company shall make the payments referred to in the immediately preceding sentence within five days of the earlier of (I) the holding of the meeting of the Company's stockholders, the failure of which resulted in the requirement to make such payments and (II) the last day of each 30-day period beginning on the day after the Stockholder Meeting Deadline. In the event the Company fails to make such payments in a timely manner, such payments shall bear interest at the rate of 2.5% per month (pro rated for partial months) until paid in full.

Section 6.16.	Transactions With Affiliates. So long as (i) any shares of
Convertible Preferred Stock or Warrants are outstanding or (ii) any Investor owns Conversion Shares and/or Warrant Shares with a market value equal to or greater than $500,000, the Company shall not, and shall cause each of its Subsidiaries not to, enter into, amend, modify or supplement, or permit any Subsidiary to enter into, amend, modify or supplement, any agreement, transaction, commitment or arrangement with any of its or any Subsidiary's officers, directors, persons who were officers or directors at any time during the previous two years, stockholders who beneficially own 5% or more of the Common Stock, or affiliates or with any individual related by blood, marriage or adoption to any such individual or with any entity in which any such entity or individual owns a 5% or more beneficial interest (each, a "Related Party"), except for (a) customary employment arrangements and benefit programs on reasonable terms, (b) any agreement, transaction, commitment or arrangement on an arm's length basis on terms no less favorable than terms which would have been obtainable from a person other than such Related Party, or (c) any agreement, transaction, commitment or arrangement which is approved by a majority of the disinterested directors of the Company. For purposes hereof, any director who is also an officer of the Company or any Subsidiary of the Company shall not be a disinterested director with respect to any such agreement, transaction, commitment or arrangement. "Affiliate" for purposes of this Section means, with respect to any person or entity, another person or entity that, directly or indirectly,
(i) has a 5% or more equity interest in that person or entity, (ii) has 5% or more common ownership with that person or entity, (iii) controls that person or entity, or (iv) shares common control with that person or entity.
"Control" or "controls" for purposes hereof means that a person or entity has the power, direct or indirect, to conduct or govern the policies of another person or entity.

Section 6.17. Right of First Refusal. The Company shall not sell any of its securities to Persons other than the Investors during the period commencing on the date hereof and ending one year after the Effective Date unless the Company shall first have satisfied its obligations under this Section 6.17.


(a) If the Company receives a written offer from any Person or group of Persons other than the Investors to purchase any of the Company=s securities, the Company shall give the Investors a written notice of such offer stating the type, terms, and purchase price of such securities and the other material terms and conditions of the sale of such securities and attaching a copy of the offer signed by the Person or Persons making such offer.

(b) The Investors shall have the right to purchase all or any part of such securities on the same terms and conditions as are set forth in the Company=s written notice. Each Investor may exercise its right to purchase such securities by giving a written notice of exercise to the Company within seven days after such Investor's receipt of the Company's notice. Each Investor shall have the right to purchase such securities pro rata in accordance with the number of shares of Convertible Preferred Stock that it has purchased under this Agreement. Each Investor may also notify the Company that it will purchase its pro rata share of any such securities not purchased by the other Investors.

(c) If the Investors shall not have exercised their rights to purchase all of such securities, then the Company shall have the right to sell all securities not subscribed by the Investors on the same terms and conditions as those set forth in the Company's notice. If the Company shall not have sold all such securities within 30 days after the expiration of the 7-day period in paragraph (b) above, then the Company shall not sell any such securities unless it first offers to sell such securities to the Investors in accordance with the procedures set forth in this Section 6.18.


ARTICLE VII

Survival; Indemnification

Section 7.1.	Survival.  The representations, warranties and covenants
made by each of the Company and each Investor in this Agreement, the annexes, schedules and exhibits hereto and in each instrument, agreement and certificate entered into and delivered by them pursuant to this Agreement, shall survive the Closing and the consummation of the transactions contemplated hereby. In the event of a breach or violation of any of such representations, warranties or covenants, the party to whom such representations, warranties or covenants have been made shall have all rights and remedies for such breach or violation available to it under the provisions of this Agreement, irrespective of any investigation made by or on behalf of such party on or prior to the Closing Date.

Section 7.2.	Indemnity.  The Company shall indemnify and hold
harmless the Investors, their respective Affiliates and their respective officers, directors, partners and members (each an "Indemnified Party"), from and against any and all Damages, and shall reimburse the Indemnified Parties for all reasonable out-of-pocket expenses (including the reasonable fees and expenses of legal counsel), in each case promptly as incurred by such Indemnified Party and to the extent arising out of or in connection with:

(i)	any misrepresentation, omission of fact or breach of any of
the Company's representations or warranties contained in any of the Transaction Documents or the Certificate of Designations, the annexes, schedules or exhibits thereto or any instrument, agreement or certificate entered into or delivered by the Company pursuant hereto or thereto; or

(ii)	any failure by the Company to perform in any material
respect any of its covenants, agreements, undertakings or obligations set forth in any of the Transaction Documents or the Certificate of Designations, the annexes, schedules or exhibits thereto or any instrument, agreement or certificate entered into or delivered by the Company pursuant hereto or thereto; or

(iii)	any action instituted against the Investors, or any of them, by any stockholder of the Company who is not an affiliate of an Investor, with respect to any of the transactions contemplated by the Transaction Documents.


Section 7.3.	Notice.  Promptly after receipt by an Indemnified Party
seeking indemnification pursuant to Section 7.2 of written notice of any investigation, claim, proceeding or other action in respect of which indemnification is being sought (each, a "Claim"), the Indemnified Party promptly shall notify the Company of the commencement thereof; but the omission so to notify the Company shall not relieve it from any liability that it otherwise may have to the Indemnified Party, except to the extent that the Company is actually prejudiced by such omission or delay. In connection with any Claim as to which both the Indemnified Party and the Company are parties, the Company shall be entitled to assume the defense thereof. Notwithstanding the assumption of the defense of any Claim by the Company, the Indemnified Party shall have the right to employ separate legal counsel and to participate in the defense of such Claim, and the Company shall bear the reasonable fees, out-of-pocket costs and expenses of such separate legal counsel to the Indemnified Party if (and only if): (x) the Company shall have agreed to pay such fees, out-of-pocket costs and expenses, (y) the Indemnified Party reasonably shall have concluded that representation of the Indemnified Party and the Company by the same legal counsel would not be appropriate due to actual or, as reasonably determined by legal counsel to the Indemnified Party, potentially differing interests between such parties in the conduct of the defense of such Claim, or if there may be legal defenses available to the Indemnified Party that are in addition to or disparate from those available to the Company, or (z) the Company shall have failed to employ legal counsel reasonably satisfactory to the Indemnified Party within a reasonable period of time after notice of the commencement of such Claim. If the Indemnified Party employs separate legal counsel in circumstances other than as described in clauses (x), (y) or
(z) above, the fees, costs and expenses of such legal counsel shall be borne exclusively by the Indemnified Party. Except as provided above, the Company shall not, in connection with any Claim in the same jurisdiction, be liable for the fees and expenses of more than one firm of legal counsel for the Indemnified Party (together with appropriate local counsel). The
Company shall not, without the prior written consent of the Indemnified
Party (which consent shall not unreasonably be withheld), settle or compromise any Claim or consent to the entry of any judgment that does not include an unconditional release of the Indemnified Party from all liabilities with respect to such Claim or judgment.

Section 7.4.	Direct Claims.  In the event an Indemnified party should
have a claim for indemnification that does not involve a claim or demand being asserted by a third party, the Indemnified Party promptly shall deliver notice of such claim to the Company. If the Indemnified Party disputes the claim, such dispute shall be resolved by mutual agreement of the Indemnified Party and the Company or by binding arbitration conducted in accordance with the procedures and rules of the American Arbitration Association as set forth in Article X. Judgment upon any award rendered by any arbitrators may be entered in any court having competent jurisdiction thereof.


ARTICLE VIII

Due Diligence Review; Non-Disclosure of Non-Public Information.

Section 8.1.	Due Diligence Review.  Subject to Section 8.2, the
Company shall make available for inspection and review by the Investors, advisors to and representatives of the Investors (who may or may not be affiliated with the Investors and who are reasonably acceptable to the Company), any underwriter participating in any disposition of the Registrable Securities on behalf of the Investors pursuant to the Registration Statement, any such registration statement or amendment or supplement thereto or any blue sky, Nasdaq or other filing, all SEC Documents and other filings with the SEC, and all other publicly available corporate documents and properties of the Company as may be reasonably necessary for the purpose of such review, and cause the Company's officers, directors and employees to supply all such publicly available information reasonably requested by the Investors or any such representative, advisor or underwriter in connection with such Registration Statement (including, without limitation, in response to all questions and other inquiries reasonably made or submitted by any of them), prior to and from time to time after the filing and effectiveness of the Registration Statement for the sole purpose of enabling the Investors and such representatives, advisors and underwriters and their respective accountants and attorneys to conduct initial and ongoing due diligence with respect to the Company and the accuracy of the Registration Statement.

Section 8.2.	Non-Disclosure of Non-Public Information.


(a)	The Company shall not disclose material non-public information to the Investors, advisors to or representatives of the Investors unless prior to disclosure of such information the Company identifies such information as being non-public information and provides the Investors, such advisors and representatives with the opportunity to accept or refuse to accept such non-public information for review. Other than disclosure of any comment letters received from the SEC staff with respect to the Registration Statement, the Company may, as a condition to disclosing any non-public information hereunder, require the Investors' advisors and representatives to enter into a confidentiality agreement in form and content reasonably satisfactory to the Company and the Investors.

(b)	Nothing herein shall require the Company to disclose material non-public information to the Investors or their advisors or representatives, and the Company represents that it does not disseminate material non-public information to any investors who purchase stock in the Company in a public offering, to money managers or to securities analysts; provided, however, that notwithstanding anything herein to the contrary, the Company will, as hereinabove provided, promptly notify the advisors and representatives of the Investors and, if any, underwriters, of any event or the existence of any circumstance (without any obligation to disclose the specific event or circumstance) of which it becomes aware, constituting material non-public information (whether or not requested of the Company specifically or generally during the course of due diligence by such persons or entities), which, if not disclosed in the prospectus included in the Registration Statement would cause such prospectus to include a material misstatement or to omit a material fact required to be stated therein in order to make the statements therein, in light of the circumstances in which they were made, not misleading. Nothing contained in this Section 8.2 shall be construed to mean that such persons or entities other than the Investors (without the written consent of the Investors prior to disclosure of such information as set forth in Section 8.2(a)) may not obtain non-public information in the course of conducting due diligence in accordance with the terms of this Agreement and nothing herein shall prevent any such persons or entities from notifying the Company of their opinion that based on such due diligence by such persons or entities, that the Registration Statement contains an untrue statement of a material fact or omits a material fact required to be stated in the Registration Statement or necessary to make the statements contained therein, in light of the circumstances in which they were made, not misleading.


ARTICLE IX

Legends; Transfer Agent Instructions

Section 9.1.	Legends.  Unless otherwise provided below, each
certificate representing Registrable Securities will bear the following legend or equivalent (the "Legend"):


THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT
BEEN REGISTERED UNDER THE U.S.  SECURITIES ACT OF 1933, AS
AMENDED (THE "SECURITIES ACT"), OR ANY OTHER APPLICABLE
SECURITIES LAWS AND HAVE BEEN ISSUED IN RELIANCE UPON
AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF
THE SECURITIES ACT AND SUCH OTHER SECURITIES LAWS.
NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION
HEREIN MAY BE SOLD, ASSIGNED, TRANSFERRED, PLEDGED,
ENCUMBERED, OR OTHERWISE DISPOSED OF, EXCEPT PURSUANT
TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE
SECURITIES ACT OR PURSUANT TO A TRANSACTION THAT IS
EXEMPT FROM SUCH REGISTRATION.

Section 9.2.	Transfer Agent Instructions.  Upon the execution and
delivery hereof, the Company is issuing to the transfer agent for its Common Stock (and shall issue to any substitute or replacement transfer agent for its Common Stock upon the Company's appointment of any such substitute or replacement transfer agent) Irrevocable Transfer Agent Instructions substantially in the form of Exhibit F hereto. Such Irrevocable Transfer Agent Instructions shall be irrevocable by the Company from and after the date hereof or from and after the issuance thereof to any such substitute or replacement transfer agent, as the case may be.

Section 9.3.	No Other Legend or Stock Transfer Restrictions.  No
legend other than the one specified in Section 9.1 has been or shall be placed on the share certificates representing the Registrable Securities and no instructions or "stop transfer orders", "stock transfer restrictions" or other restrictions have been or shall be given to the Company's transfer agent with 'respect thereto other than as expressly set forth in this Article IX.

Section 9.4.	Investors' Compliance.  Nothing in this Article shall affect in any way each Investor's obligations to comply with all applicable securities laws upon resale of the Common Stock.

Section 9.5. Transfers without Registration. If an Investor provides the Company with an opinion of counsel, in generally acceptable form, that registration of a resale by such Investor of any Securities is not required under the Securities Act, the Company shall permit the transfer and, in the case of the Conversion Shares or the Warrant Shares, promptly instruct its transfer agent to issue one or more certificates in such name and in such denominations as specified by such Investor and, if such opinion provides that such legends can be removed, without any restrictive legends.

Section 9.6. Injunctive Relief. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Investors by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Article IX will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Article IX, that the Investors shall be entitled, in addition to all other available remedies, to an injunction restraining any breach and requiring immediate issuance and transfer, without the necessity of showing economic loss and without any bond or other security being required.

ARTICLE X

Choice of Law; Arbitration

Section 10.1.	Governing Law.  This Agreement shall be governed by and
construed in accordance with the laws of the State of New York applicable to contracts made in New York by persons domiciled in New York City and without regard to its principles of conflicts of laws ; provided, however, that the corporate laws of the State of Delaware shall govern all issues concerning the relative rights of the Company and its stockholders.

Section 10.2.	Arbitration.  Any dispute under this Agreement shall be
submitted to arbitration under the American Arbitration Association (the
"AAA") in New York, New York, and shall be finally and conclusively determined by the decision of a board of arbitration consisting of three (3) members (hereinafter referred to as the ABoard of Arbitration@) selected according to the rules governing the AAA. The Board of Arbitration shall meet on consecutive business days in New York, New York, and shall reach and render a decision in writing (concurred in by a majority of the members of the Board of Arbitration) with respect to the amount, if any, which the losing party is required to pay to the other party in respect of a claim filed. In connection with rendering its decisions, the Board of Arbitration shall adopt and follow the laws of the State of New York unless the matter at issue is the corporation law of the company's state of incorporation, in which event the corporation law of such jurisdiction shall govern such issue. To the extent practical, decisions of the Board of Arbitration shall be rendered no more than thirty (30) calendar days following commencement of proceedings with respect thereto. The Board of Arbitration shall cause its written decision to be delivered to all parties involved in the dispute. Any decision made by the Board of Arbitration (either prior to or after the expiration of such thirty (30) calendar day period) shall be final, binding and conclusive on the parties to the dispute, and entitled to be enforced to the fullest extent permitted by law and entered in any court of competent jurisdiction. The Board of Arbitration shall be authorized and is hereby directed to enter a default judgment against any party failing to participate in any proceeding hereunder within the time periods set forth in the AAA rules. The non-prevailing party to any arbitration (as determined by the Board of Arbitration) shall pay the expenses of the prevailing party, including reasonable attorneys' fees, in connection with such arbitration.
Any party shall be entitled to obtain injunctive relief from a court in any case where such relief is available, and the non-prevailing party to any such injunctive proceeding shall pay the expenses of the prevailing party, including reasonable attorneys' fees, in connection with such proceeding.

ARTICLE XI

Assignment

Neither this Agreement nor any rights of the Investors or the Company hereunder may be assigned by either party to any other person. Notwithstanding the foregoing, (a) the provisions of this Agreement shall inure to the benefit of, and be enforceable by, any permitted transferee of any Securities, and (b) upon the prior written consent of the Company, which consent shall not unreasonably be withheld or delayed, each Investor's interest in this Agreement may be assigned at any time, in whole or in part, to any other person or entity (including any Affiliate of the Investor) who agrees to make the representations and warranties contained in Article III and who agrees to be bound by the terms of this Agreement.


ARTICLE XII

Notices

All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) hand delivered, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid,
(iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice.
Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the first business day following the date ofsending by reputable courier service, fully prepaid, addressed to such address, or (c) upon actual receipt of such mailing, if mailed. The addresses for such communications shall be:

If to the Company:				DiaSys Corporation
49 Leavenworth Street
Waterbury, Connecticut 06702
Attn: Todd M. DeMatteo
Tel: (203) 755-5083
Fax: (203) 755-_______

	with a copy to (shall not constitute notice):
Moskowitz Altman & Hughes, LLP
11 East 44th Street
New York, NY 10017
Attn: Stanley Moskowitz, Esq.
Tel: (212) 953-1121
Fax: (212) 697-2992

if to the Investors:	As set forth on the signature pages
hereto

with a copy to:	Eric Honick, Esq.
(shall not constitute notice)	Snow Becker Krauss P.C.
605 Third Avenue
New York, New York 10158-0125
Telephone: (212) 687-3860
Facsimile: (212) 949-7052

Either party hereto may from time to time change its address or facsimile number for notices under this Article XII by giving written notice of such changed address or facsimile number to the other party hereto as provided in this Article XII.

ARTICLE XIII

Miscellaneous

Section 13.1.	Counterparts/ Facsimile/ Amendments.
This Agreement may be executed in multiple counterparts, each of which may be executed by fewer than all of the parties and shall be deemed to be an original instrument that shall be enforceable against the parties actually executing such counterparts and all of which together shall constitute one and the same instrument. Except as otherwise stated herein, in lieu of the original documents, a facsimile transmission or copy of the original documents shall be as effective and enforceable as the original. This Agreement may be amended only by a writing executed by all parties.

Section 13.2.	Entire Agreement.  This Agreement, the
other Transaction Documents, which include, but are not limited to, the Warrants, the Escrow Agreement, the Registration Rights Agreement and the Irrevocable Transfer Agent Instructions, and the Certificate of
Designations set forth the entire agreement and understanding of the parties relating to the subject matter hereof and supersede all prior and contemporaneous agreements, negotiations and understandings between the parties, both oral and written, relating to the subject matter hereof. The terms and conditions of all Exhibits to this Agreement are incorporated herein by this reference and shall constitute part of this Agreement as is fully set forth herein.


Section 13.3.	Severability.  In the event that any
provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without such provision; provided that such severability shall be ineffective if it materially changes the economic benefit of this Agreement to any party.

Section 13.4.	Headings.  The headings used in this
Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

Section 13.5.	Number and Gender.  There may be one or more Investors parties to this Agreement, which Investors may be natural persons or entities. All references to plural Investors shall apply equally toa single Investor if there is only one Investor, and all references to an Investor as "it" shall apply equally to a natural person.

Section 13.6.	Reporting Entity for the Common Stock.
The reporting entity relied upon for the determination of the trading price or trading volume of the Common Stock on any given Trading Day for the purposes of this Agreement shall be Bloomberg, L.P. or any successor thereto. The written agreement of the Investors and the Company shall be required to employ any other reporting entity.

Section 13.7.	Replacement of Certificates.  Upon (i)
receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of a certificate representing any Securities and (ii) in the case of any such loss, theft or destruction of such certificate, upon delivery of an indemnity agreement or security reasonably satisfactory in form to the Company (which shall not include the posting of any bond) or
(iii) in the case of any such mutilation, on surrender and cancellation of such certificate, the Company at its expense will execute and deliver, in lieu thereof, a new certificate of like tenor.

Section 13.8.	Fees and Expenses.  Each of the
Company and the Investors agrees to pay its own expenses incident to the performance of its obligations hereunder, except that the Company shall pay the fees, expenses and disbursements of Snow Becker Krauss P.C., the Investors' counsel, and Soberman, Isenbaum & Colomby LLP, the Investors' accountants, all as set forth in the Escrow Agreement.

Section 13.9.	Brokerage.  Each of the parties hereto
represents that it has had no dealings in connection with this transaction with any finder or broker who will demand payment of any fee or commission from the other party except for [Scharf, Witchell & Co.], whose fee shall be paid by the Company. The Company on the one hand, and the Investors, on the other hand, each agree to indemnify the other against and hold the other harmless from any and all liabilities to any person claiming brokerage commissions or finder's fees on account of services purported to have been rendered on behalf of the indemnifying party in connection with this Agreement or the transactions contemplated hereby.


Section 13.10.	Publicity.  The Company agrees that it
will not issue any press release or other public announcement of the transactions contemplated by this Agreement without the prior consent of the Investors, which shall not be unreasonably withheld nor delayed by more than two (2) Trading Days from their receipt of such proposed release. No release shall name the Investors without their express consent.

Section 13.11. Further Assurances. Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

Section 13.12. Termination. If the Initial Closing shall not have occurred on or before ______ (__) business days from the date hereof due to the Company's or an Investor's failure to satisfy the conditions set forth in
Article II above (and the nonbreaching party's failure to waive such unsatisfied condition(s)), the nonbreaching party shall have the option to terminate this Agreement with respect to such breaching party at the close of business on such date without liability of any party to any other party; provided, however, that if this Agreement is terminated pursuant to this
Section 13.12, the Company shall remain obligated to reimburse the non-breaching Investors for the expenses described in Section 13.8 above.

Section 13.13. No Strict Construction. The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

Section 13.14. Remedies. Each Investor and each holder of Securities shall have all rights and remedies set forth in this Agreement and the Certificate of Designations and all rights and remedies which such holders have been granted at any time under any other agreement or contract and all of the rights which such holders have under any law. Any person or entity having any rights under any provision of this Agreement shall be entitled to enforce such rights specifically (without posting a bond or other security), to recover damages by reason of any breach of any provision of this Agreement and to exercise all other rights granted by law.


Section 13.15. Payment Set Aside. To the extent that the Company makes a payment or payments to the Investors hereunder or pursuant to the Certificate of Designations or the Investors enforce or exercise their rights hereunder or thereunder, and such payment or payments or the proceeds of such enforcement or exercise or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside, recovered from, disgorged by or are required to be refunded, repaid or otherwise restored to the Company, a trustee, receiver or any other person or entity under any law (including, without limitation, any bankruptcy law, state or federal law, common law or equitable cause of action), then to the extent of any such restoration the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by the undersigned, thereunto duly authorized, as of the date first set forth above.

DIASYS CORPORATION

			By:	/s/ Todd M. DeMatteo

Address:			Investor: BH Capital Investments, L.P.
175 Bloor Street East, 7th Floor		By: HB and Co., Inc. its General Partner
Toronto, Ontario Canada M4W 3R8
Fax: 416-929-5314
Total principal amount of Convertible  	By:	/s/ Henry Brachfeld
preferred Stock to be purchased at:			  Name: Henry Brachfeld
Initial Closing: $   500,000	       	  	Authorized Signatory
Second Closing:  $   500,000
Third Closing:   $1,000,000



Address:			Investor: Excalibur Limited Partnership
33 Prince Arthur Avenue		By: Excalibur Capital Management, Inc.
Toronto, Ontario, Canada M5R 1B2		       its General Partner
Fax: 416-964-8868
Total Principal amount of Convertible
Preferred Stock to be purchased at:		By:   /s/  William Hechter
Initial Closing:     $   500,000			 	Name:      William Hechter
Second Closing:   $   500,000
Third Closing:	     $1,000,000

Exhibit 4.

CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF
SERIES A CONVERTIBLE PREFERRED STOCK OF DIASYS CORPORATION
PURSUANT TO SECTION 151 OF THE DELAWARE GENERAL CORPORATION LAW


DiaSys Corporation, a corporation organized and existing under and by virtue of the laws of the State of Delaware (hereinafter the "Corporation"), DOES HEREBY CERTIFY:

Pursuant to authority expressly granted and vested in the Board of Directors of the Corporation by the provisions of the Corporation's Certificate of Incorporation, the Board of Directors adopted the following resolution on February 1, 2000 (i) authorizing a series of the Corporation's previously authorized preferred stock, par value $.001 per share, and (ii) providing for the designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of Four Thousand (4,000) shares of Series A Convertible Preferred Stock of the Corporation, as follows:

RESOLVED: That pursuant to the authority vested in the Board of Directors of the Corporation by the Corporation's Certificate of Incorporation
(the "Certificate of Incorporation"), a series of Preferred Stock of the Corporation be, and it hereby is, created out of the authorized but unissued shares of the capital stock of the Corporation, such series to be designated Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock"), to consist of Four Thousand (4,000) shares, par value $.001 per share, which shall have the following preferences, powers, designations and other special rights;

1.	Number of Shares of Series A Convertible Preferred Stock. Of the 100,000
shares of authorized but undesignated Preferred Stock, $.001 par value ("Preferred Stock") of the Corporation, Four Thousand (4,000) shares shall be designated and known as Series A Convertible Preferred Stock, par value $.001 per share ("Series A Convertible Preferred Stock").

2.	Voting.

(a)	No Voting Rights.	Unless required by law, no holder of any shares of Series
A Convertible Preferred Stock shall be entitled to vote at any meeting of stockholders of the Corporation (or in any written action of stockholders in lieu of a meeting) with respect to any matters presented to the stockholders of the Corporation for their action or consideration. Notwithstanding the foregoing, the Corporation shall provide each holder of record of Series A
Convertible Preferred Stock with timely notice of every meeting of stockholders of the Corporation and shall provide each holder with copies of all proxy materials distributed in connection therewith.

(b)	Exceptions.	So long as any shares of Series A Convertible Preferred Stock are outstanding, the Corporation shall not, without first obtaining the approval
(by vote or written consent, as provided by the Delaware General Corporation
Law), of the holders of at least sixty-six and two-thirds percent (66%) of the then outstanding shares of Series A Convertible Preferred Stock:

(i)	change this Certificate of Designations or the Corporation's Certificate of
Incorporation to amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series A Convertible Preferred Stock;

(ii)	issue shares of the Series A Convertible Preferred Stock other than pursuant to the Convertible Preferred Stock and Warrants Purchase Agreement between the Corporation and the initial holders of the Series A Convertible Preferred Stock concerning the purchase of the Series A Convertible Preferred Stock (the "Securities Purchase Agreement");

(iii)	create any new class or series of capital stock having parity with or a preference over the Series A Convertible Preferred Stock as to payment of dividends or distribution of assets upon liquidation, dissolution or winding up of the Corporation ("Senior Securities") or alter or change the rights, preferences or privileges of any Senior Securities so as to affect adversely the Series A Convertible Preferred Stock;

(iv)	increase the authorized number of shares of Series A Convertible Preferred
Stock; or

(v)	do any act or thing not authorized or contemplated by this Certificate of
Designations that would result in taxation of the holders of shares of the Series A Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended (or any comparable provision of the Internal Revenue Code as hereafter from time to time amended).


(c)	Conversion Rights of Dissenting Holders.	If holders of at least sixty-six
and two-thirds percent (66%) of the then outstanding shares of Series A
Convertible Preferred Stock authorize the Corporation to alter or change the rights, preferences or privileges of the Series A Convertible Preferred Stock pursuant to Section 2(b) above, so as to affect the Series A Convertible
Preferred Stock, then the Corporation will deliver notice of such approved change to the holders of the Series A Convertible Preferred Stock that did not agree to such alteration or change (the "Dissenting Holders"), and the
Dissenting Holders shall have the right for a period of thirty (30) days from the date of notice thereof to convert any and all shares of then held Series A
Convertible Preferred Stock pursuant to the terms of this Certificate of
Designation as in effect prior to such alteration or change (without giving effect to any restriction or limitation on conversion), or to continue to hold their shares of Series A Convertible Preferred Stock pursuant to the altered or changed terms.

3.	Dividends.

The Series A Convertible Preferred Stock shall not bear any dividends.


4.	Liquidation.

(a)	Rank. All shares of Common Stock shall be junior in rank to the Series A
Convertible Preferred Stock in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Corporation. The rights of the shares of Common Stock shall be subject to the preferences and relative rights of the Series A Convertible Preferred Stock. Upon a Liquidation Event (as hereinafter defined), the holders of the Series A Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders (the "Preferred Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series A Convertible Preferred Stock in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per share of Series A Convertible Preferred Stock equal to the Liquidation Preference (as defined below). No distribution shall be made to the holders of any shares of capital stock of the Corporation other than Senior Securities upon such Liquidation Event unless prior thereto, the holders of shares of Series A Convertible Preferred Stock shall have received the Liquidation Preference with respect to each such share. If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the holders of the Series A Convertible Preferred Stock and holders of securities ranking pari passu as to preference upon liquidation with the Series A Convertible Preferred Stock shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series A Convertible Preferred Stock and such pari passu securities shall be distributed ratably among such shares in proportion to the ratio that that Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.


(b)	Liquidation Event Definition. A "Liquidation Event" shall occur (i) if (A)
the Corporation shall (1) commence a voluntary case under the federal bankruptcy laws or any other applicable federal or state bankruptcy, insolvency or similar law, or (2) consent to the entry of an order for relief in an involuntary case under any such law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or (3) make an assignment for the benefit of its creditors, or (4) admit in writing its inability to pay its debts generally as they become due, or (B) a decree or order (1) for relief in respect of the Corporation shall be entered by a court having jurisdiction in the premises in an involuntary case under the federal bankruptcy laws or any other applicable federal or state bankruptcy, insolvency or similar law resulting in the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or (2) ordering the winding up or liquidation of its affairs, and any such decree or order shall be unstayed and in effect for a period of thirty (30) consecutive days, and on account of any such event specified in clause (A) or (B) above, the Corporation shall liquidate, dissolve or wind up, (ii) the Corporation shall otherwise liquidate, dissolve or wind up, or (iii) a holder deems certain events enumerated in Section 4(d) as a Liquidation Event for purposes of this Certificate of Designations.

(c)	Liquidation Preference Definition. The "Liquidation Preference" with respect to a share of Series A Convertible Preferred Stock shall be equal to the sum of (i) the "Stated Value" of $1,000 per share of Series A Convertible Preferred Stock, plus (ii) an amount equal to the product of (0.08) (N1*360) ($1,000), plus (ii) an amount equal to the product of (0.16) (N2*360) ($1,000), where

"N1" means the number of days from, but excluding the first date on which the Corporation issued such share of Series A Convertible Preferred Stock (the "Issuance Date") through and including (1) the date on which the holder shall have converted such share of Series A Convertible Preferred Stock (the "Conversion Date") for the Series A Convertible Preferred Stock for which conversion is being elected, or (2) such other date of determination, as the case may be, or (3) if earlier than either of the dates specified in clauses
(1) and (2), the date on which the Corporation's Common Stock ceases to be listed on a national securities exchange or the Nasdaq Stock Market, as the case may be (the "Delisting Date"); and

"N2" means the number of days from, but excluding, the Delisting Date through and including (1) the Conversion Date for such share of Series A Convertible Preferred Stock, or (2) such other date of determination, as the case may be.

(d)	Liquidation Event at Option of Holder. At the option of each holder of
Series A Convertible Preferred Stock, the sale, conveyance or disposition of all or substantially all of the assets of the Corporation, the effectuation by the Corporation of a transaction or series or related transactions in which more than 50% of the voting power of the Corporation is disposed of, or the consolidation, merger or other business combination of the Corporation with or into any other person or persons when the Corporation is not the survivor shall be deemed to be a Liquidation Event pursuant to which the Corporation shall be required to distribute, upon consummation of and as a condition to such transaction, an amount equal to the Liquidation Preference with respect to each outstanding share of Series A Convertible Preferred Stock held by such holder in accordance with and subject to the terms of this Section 4.


(e)	Events Deemed Not To Be Liquidation Events. The Corporation's purchase or redemption of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a Liquidation Event. Except as provided in
Section 4(d) above, neither the consolidation or merger of the Corporation with or into any other Person, nor the sale or transfer by the Corporation of less than substantially all of its assets, shall, for the purposes hereof, be deemed to be a Liquidation Event. No holder of Series A Convertible Preferred Stock shall be entitled to receive any amounts with respect thereto upon any Liquidation Event other than the amounts provided for herein; provided, however, that a holder of Series A Convertible Preferred Stock shall be entitled to all amounts previously accrued with respect to amounts owed hereunder.

5.	Optional Conversion. The holders of shares of Series A Convertible Preferred
Stock shall have the following conversion rights:

(a)	Right to Convert.

(i)	Subject to the terms, conditions, and restrictions of this Section 5, at any time after the Issuance Date the holder of any shares of Series A Convertible
Preferred Stock shall have the right to convert each whole share of Series A
Convertible Preferred Stock into that number of fully paid and nonassessable shares of Common Stock (rounded to the nearest whole share in accordance with
Section 5(e)), at the Conversion Rate (as defined below).


(ii)	Anything in Subsection 5(a)(i) to the contrary notwithstanding, in no event shall any holder be entitled to convert Series A Convertible Preferred Stock in excess of that number of shares of Series A Convertible Preferred Stock that, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its"affiliates"
(as defined in Rule 405 under the Securities Act of 1933, as amended (the
"Securities Act")) to exceed 9.99% of the outstanding shares of the Common Stock following such conversion.  For purposes of this Subsection, the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates shall include the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock with respect to which the determination is being made, but shall exclude the number of shares of
Common Stock that would be issuable upon (i) conversion of the remaining, nonconverted Series A Convertible Preferred Stock beneficially owned by the holder and its affiliates and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Corporation (including, without limitation, any warrants or convertible preferred stock) subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder and its affiliates. Except as set forth in the preceding sentence, for purposes of this Subsection 5(a)(ii), beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). For purposes of this
Subsection, in determining the number of outstanding shares Common Stock a holder may rely on the number of outstanding shares of Common Stock as reflected in (1) the Corporation's most recent Form 10-Q or Form 10-K, as the case may be, (2) a more recent public announcement by the Corporation or
(3) any other notice by the Corporation or its transfer agent setting forth the number of shares of Common Stock outstanding.  For any reason at any time, upon the written or oral request of any a holder, the Corporation shall immediately confirm orally and in writing to any such holder the number of shares Common
Stock then outstanding. In any case, the number of outstanding shares Common
Stock shall be determined  after giving effect to conversions of Series A
Convertible Preferred Stock by such holder since the date as of which such number of outstanding shares of Common Stock was reported. To the extent that the limitation contained in this Subsection 5(a)(ii) applies, the determination of whether shares of Series A Convertible Preferred Stock are convertible (in relation to other securities owned by a holder) and of which shares of Series A
Convertible Preferred Stock are convertible shall be in the sole discretion of such holder, and the submission of shares of Series A Convertible Preferred
Stock for conversion shall be deemed to be such holder's determination of whether such shares of Series A Convertible Preferred Stock are convertible
(in relation to other securities owned by such holder) and of which shares of
Series A Convertible Preferred Stock are convertible, in each case subject to such aggregate percentage limitation, and the Corporation shall have no obligation or right to verify or confirm the accuracy of such determination.
Nothing contained herein shall be deemed to restrict the right of a holder to convert such shares of Series A Convertible Preferred Stock at such time as such conversion will not violate the provisions of this Subsection. A holder of
Series A Convertible Preferred Stock may waive the provisions of this
Subsection 5(a)(ii) as to itself (and solely as to itself) upon not less than
75 days prior notice to the Corporation, and the provisions of this Subsection
5(b)(ii) shall continue to apply until such 75th day (or such later date as may be specified in such notice of waiver). No conversion in violation of this
Subsection 5(b)(ii), but otherwise in accordance with this Certificate of
Designations, shall affect the status of the Common Stock issued upon such conversion as validly issued, fully-paid and nonassessable.  Section 5(g)
sets forth additional limitations on the Corporation=s obligation to issue shares of Common Stock upon conversion of the Series A Convertible Preferred
Stock.

(b)	Conversion Rate and Other Definitions. The number of shares of Common Stock issuable upon conversion of each share of Series A Convertible Preferred Stock pursuant to Section (5)(a) shall be determined according to the following formula (the "Conversion Rate"):

Conversion Amount
Conversion Price

For purposes of this Certificate of Designations, the following terms shall have the following meanings:

"Additional Amount" means the result of the following formula:
 [(0.08)(N1/360)($1,000)] + [(0.16)(N2/360)($1,000)].


"Base Price" means, with respect to a share of Series A Convertible Preferred Stock, the lower of (x) $10.00 (the "Maximum Base Price") or (y) 100% of the average of the Closing Bid Prices for the five (5) Trading Days immediately preceding the Issuance Date of such share of Series A Convertible Preferred Stock.

"Change of Control" means:

(i)	 The acquisition by any Person (as defined below) of beneficial ownership
(within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of either (x) the then outstanding shares of Common Stock of the Corporation (the "Outstanding Corporation Common Stock") or (y) the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors (the "Outstanding Corporation Voting Securities"); provided, however, that for purposes of this subsection (i), the following acquisitions of stock shall not result in a Change of Control: (A) any acquisition directly from the Corporation, (B) any acquisition by the Corporation, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Corporation or any corporation controlled by the Corporation, or (D) any acquisition by any corporation pursuant to a transaction that complies with clauses (A), (B), and (C) of subsection (iii) of this definition; or

(ii)	Individuals who, as of the date hereof, constitute the Board (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election, by the Corporation's shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii)	Consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of the Corporation (a "Business Combination"), in each case, unless following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Corporation
Common Stock and Outstanding Corporation Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 60% of, respectively, the outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, including, without limitation, a corporation that as a result of such transaction owns the Corporation or all or substantially all of the Corporation's assets either directly or through one or more subsidiaries (any such corporation being referred to herein as a "Resulting Corporation"), in substantially the same proportions as their ownership of the Outstanding Corporation Common Stock and Outstanding Corporation Voting Securities, as the case may be, immediately prior to such Business Combination, (B) no Person (excluding any employee benefit plan (or related trust) of the Corporation or a Resulting Corporation) beneficially owns, directly or indirectly, 30% or more of, respectively, the outstanding shares of Common Stock of the Resulting Corporation or the combined voting power of the then outstanding voting securities of such Resulting Corporation except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the Resulting Corporation were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination;

(iv)	Approval by the stockholders of the Corporation of a complete liquidation or dissolution of the Corporation; or

(v)	Termination of Todd M. DeMatteo as President of the Corporation (including a change or diminution of his duties as such), whether by resignation, termination, death, disability or otherwise.

"Closing Bid Price" or "Closing Ask Price" means, for any security as of any date, the last closing bid or ask price, as the case may be, for such security on the Principal Market as reported by Bloomberg Financial Markets ("Bloomberg"), or, if the Principal Market is not the principal securities exchange or trading market for such security, the last closing bid or ask price of such security on the principal securities exchange or trading market where such security is listed or traded as reported by Bloomberg, or if the foregoing do not apply, the last closing bid or ask price of such security in the over-the-counter market on the electronic bulletin board for such security as reported by Bloomberg, or, if no closing bid or ask price is reported for such security by Bloomberg, the last closing trade price of such security as reported by Bloomberg, or, if no last closing trade price is reported for such security by Bloomberg, the average of the bid or ask prices of any market makers for such security as reported in the "pink sheets" by the National Quotation Bureau, Inc. If the Closing Bid Price or Closing Ask Price cannot be calculated for such security on such date on any of the foregoing bases, the Closing Bid Price or Closing Ask Price of such security on such date shall be the fair market value as mutually determined by the Corporation and the holders of sixty-six and two-thirds percent (66%) of the shares of Series A Convertible Preferred Stock then outstanding. If the Corporation and the holders of Series A Convertible Preferred Stock are unable to agree upon the fair market value of the Common Stock, then such dispute shall be resolved pursuant to Section 5(h). (All such determinations to be appropriately adjusted for any stock dividend, stock, split or other similar transaction during such period).

"Conversion Amount" means as to each share of Series A Convertible Preferred Stock the sum of (A) the Additional Amount and (B) $1,000.


"Conversion Price" means, as of any Conversion Date or other date of determination, the lower of (X) the Base Price, and (Y) the average of the two
(2) lowest Closing Bid Prices in the fifteen (15) Trading Days immediately preceding such date, each in effect as of such date and subject to adjustment as provided herein, but in no event lower than the Floor Price.

"Floor Price" means, with respect to a share of Series A Convertible Preferred Stock, the lower of (x) 50% of the Conversion Price of such share on the Issuance Date thereof or (y) 50% of the Conversion Price of such share on the date that is 180 days after the Issuance Date thereof; provided, however, that the Floor Price shall be $.001 on the earlier of (A) a Change of Control or (B) one year after the Issuance Date of such share.

AN1" and AN2" have the meanings set forth in Section 4(c).

"Principal Market" means the Nasdaq SmallCap Market.

"Registration Rights Agreement" means that certain registration rights agreement between the Corporation and the initial holders of the Series A Convertible Preferred Stock concerning the registration of the resale of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock.

"Trading Day" means any day during which the Principal Market shall be open for business.


(c)	Conversion Notice. A holder of Series A Convertible Preferred Stock may exercise its conversion right by giving a written conversion notice in the form of Exhibit A hereto (the "Conversion Notice") to the Corporation's transfer agent for its Common Stock, as designated by the Corporation from time to time (the "Transfer Agent") (x) by facsimile or (y) by registered mail or overnight delivery service, with a copy by facsimile to the Corporation and the Corporation's outside counsel as specified from time to time by written notice to the holders of the Series A Convertible Preferred Stock. Promptly, but in no event more than five (5) Trading Days, after the receipt of the Conversion Notice, a holder of Series A Convertible Preferred Stock shall surrender the certificate or certificates representing all or a portion of the shares so to be converted (the APreferred Stock Certificates@) to the Corporation (or such other office or agency of the Corporation as the Corporation may designate by notice in writing to the holders of the Series A Convertible Preferred
Stock). If any Preferred Stock Certificates have been only partially converted, the Corporation shall, or instruct the Transfer Agent to, deliver to a holder of Series A Convertible Preferred Stock a new Preferred Stock Certificate evidencing the unconverted shares of Series A Convertible Preferred Stock.

(d)	Issuance of Certificates; Time Conversion Effected.


(i)	Promptly, but in no event more than three (3) Trading Days, after the receipt of the Conversion Notice referred to in Section 5(c), the Transfer
Agent shall issue and deliver, or the Corporation shall cause to be issued and delivered, to the holder, registered in such name or names as such holder may direct, a certificate or certificates for the number of whole shares of Common Stock into which such shares of Series A Convertible Preferred Stock have been converted. In the alternative, if the Transfer Agent is a participant in the electronic book transfer program, the Transfer Agent shall credit such aggregate number of shares of Common Stock to which the holder shall be entitled to the holder's or its designee's balance account with The Depository Trust Company. Such conversion shall be deemed to have been effected, and the Conversion Date shall be deemed to have occurred, on the date on which such Conversion Notice shall have been received by the Transfer Agent and at the time specified stated in such Conversion Notice, which must be during the calendar day of such notice. The rights of the holder of such share or shares of Series A Convertible Preferred Stock shall cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares represented thereby, on the Conversion Date. Issuance of shares of Common Stock issuable upon conversion that are requested to be registered in a name other than that of the registered holder shall be subject to compliance with all applicable federal and state securities laws.

(ii)	The Corporation understands that a delay in the issuance of the shares of
Common Stock beyond three (3) Trading Days after the Conversion Date could result in economic loss to the holder of shares of Series A Convertible
Preferred Stock. As compensation to the holder for such loss, the Corporation agrees to pay late payments to the holder for late issuance of shares of Common Stock upon conversion in accordance with the following schedule (where "No. Trading Days Late" means the number of Trading Days after three (3) Trading
Days from the date of receipt by the Transfer Agent of the Conversion Notice to and including the date of the holder's or its designees' receipt of such shares):

   No. Trading Days Late       Late Payment For Each $5,000 of Conversion
                                   Amount of Amount Being Converted


           1                         $100
           2                         $200
           3                         $300
           4                         $400
           5                         $500
           6                         $600
           7                         $700
           8                         $800
           9                         $900
          10                         $1,000
         >10                         $1,000 + $200 for each Trading Day late
                                           after 10 Calendar Days

The Corporation shall make all payments due under this Subsection 5(d)(ii) in immediately available funds upon demand. Nothing herein shall limit a holder's right to pursue injunctive relief and/or actual damages for the Corporation's failure to issue and deliver (or to cause its Transfer Agent to issue and deliver) Common Stock to such holder as required by Subsection 5(d)(i), including, without limitation, such holder's actual losses occasioned by any "buy-in" of Common Stock necessitated by such late delivery. Furthermore, in addition to any other remedies that may be available to such holder, if the Corporation fails for any reason to effect delivery of such shares of Common Stock within five (5) Trading Days after the Conversion Date, such holder will be entitled to revoke the relevant Conversion Notice by delivering a notice to such effect to the Transfer Agent, with a copy by facsimile to the Corporation and the Corporation's outside counsel. Upon delivery of such notice of revocation, the Corporation and the holder shall each be restored to their respective positions immediately prior to delivery of such Conversion Notice, except that holder shall retain the right to receive both the late payment amounts set forth above plus the actual cost of any "buy-in."

(iii)	If, at any time (a) the Corporation challenges, disputes or denies the right of a holder to effect the conversion of the Series A Convertible Preferred Stock into Common Stock or otherwise dishonors or rejects, or causes the Transfer Agent to dishonor or reject, any Conversion Notice properly delivered in accordance with this Section 5 or (b) any third party who is not and has never been an affiliate of a holder obtains a judgment or order from any court or public or governmental authority that denies, enjoins, limits, modifies, or delays the right of such holder to effect the conversion of the Series A Convertible Preferred Stock into Common Stock, then such holder shall have the right, by written notice to the Corporation, to require the Corporation to promptly redeem the Series A Convertible Preferred Stock in accordance with
Section 6(b). Under any of the circumstances set forth above, the Corporation shall indemnify the holder against and hold it harmless from, and be responsible for the payment of, all costs and expenses of the holder, including its reasonable legal fees and expenses, as and when incurred in disputing any such action or pursuing its rights hereunder (in addition to any other rights of such holder). The Corporation shall not refuse to honor, or cause the Transfer Agent to refuse to honor, any Conversion Notice unless the Corporation or the Transfer Agent, as the case may be, has actually been enjoined by a court of competent jurisdiction from doing so, and if so enjoined, the Corporation shall post with such court a performance bond equal to 150% of the Conversion Amount of the shares sought to be converted by the holder that are the subject of such injunction.

(iv)	The holders of Series A Convertible Preferred Stock shall be entitled to exercise their conversion privilege notwithstanding the commencement of any case under 11 U.S.C.101 et seq. (the "Bankruptcy Code"). The Corporation hereby waives to the fullest extent permitted any rights to relief it may have under 11 U.S.C.362 in respect of the holder's conversion privilege, if it becomes a debtor under the Bankruptcy Code. The Corporation agrees to take or consent to any and all action necessary to effectuate relief under 11 U.S.C.362 without cost or expense to the holder.

(e)	Fractional Shares. The Corporation shall not, nor shall it cause the
Transfer Agent to, issue any fraction of a share of Common Stock upon any conversion. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of Series A Convertible Preferred Stock by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of a fraction of a share of Common Stock. If, after such aggregation, the issuance would result in the issuance of a fraction of a share of Common Stock, the Corporation shall round, or cause the Transfer Agent to round, such fraction of a share of Common Stock up to the nearest whole share.

(f)	Adjustment to Conversion Price; Dilution and Other Events. In order to prevent dilution of the rights granted under this Certificate of Designations, the Conversion Price will be subject to adjustment from time to time as provided in this Section 5(f).

(i)	Adjustment of Base Price upon Issuance of Common Stock. If the Corporation issues or sells, or is deemed to have issued or sold, any shares of Common Stock (other than Conversion Shares (as defined in the Securities Purchase Agreement) and shares of Common Stock deemed to have been issued by the Corporation in connection with Approved Issuances (as defined below)) for a consideration per share (the "Applicable Price") less than the Base Price in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the Maximum Base Price in the case of unissued shares of Series A Convertible Preferred
Stock (an "Offering"), as in effect immediately prior to such time, then immediately after such issue or sale, the Base Price or the Maximum Base, as the case may be, shall be reduced to an amount equal to (X) the sum of (A) the product of the Base Price or Maximum Base Price in effect immediately prior to such issue or sale and the number of shares of Common Stock Deemed Outstanding
(as defined below) immediately prior to such issue or sale, and (B) the consideration, if any, received by the Corporation upon such issue or sale divided by (Y) the number of shares of Common Stock Deemed Outstanding immediately after such issuance or sale. For purposes of determining the adjusted Base Price in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the Maximum Base Price in the case of unissued shares of Series A Convertible Preferred Stock, under this Subsection 5(f)(i), the following shall be applicable:


(A)	Issuance of Options. If the Corporation in any manner grants any 	rights or
options to subscribe for or to purchase Common Stock (other than in connection with an Approved Issuance or upon conversion of the Series A Convertible
Preferred Stock) or any stock or other securities convertible into or exchangeable for Common Stock (such rights or options being herein called
"Options" and such convertible or exchangeable stock or securities being herein called "Convertible Securities") and the price per share for which
Common Stock is issuable upon the exercise of such Options or upon conversion or exchange of such Convertible Securities is less than the Applicable Price, then the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon conversion or exchange of the total maximum amount of such
Convertible Securities issuable upon the exercise of such Options shall be deemed to be outstanding and to have been issued and sold by the Corporation for such price per share. For purposes of this Subsection 5(f)(i)(A), the "price per share for which Common Stock is issuable upon exercise of such Options or upon conversion or exchange of such Convertible Securities" is determined by dividing (I) the total amount, if any, received or receivable by the Corporation as consideration for the granting of such Options, plus the minimum aggregate amount of additional consideration payable to the Corporation upon the exercise of all such Options, plus in the case of such Options which relate to
Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the issuance or sale of such Convertible Securities and the conversion or exchange thereof, by (II) the total maximum number of shares of Common Stock issuable upon exercise of such
Options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such Options. No adjustment of the Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred
Stock, or the Maximum Base Price, in the case of unissued shares of Series A
Convertible Preferred Stock, shall be made upon the actual issuance of such
Common Stock or of such Convertible Securities upon the exercise of such Options or upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities. Notwithstanding the foregoing, no adjustment shall be made pursuant to this Subsection 5(f)(i)(A) to the extent that such adjustment is based solely on the fact that the Convertible Securities issuable upon exercise of such Option are convertible into or exchangeable for Common
Stock at a price that varies with the market price of the Common Stock.


(B)	Issuance of Convertible Securities. If the Corporation in any manner issues or sells any Convertible Securities and the price per share for which Common
Stock is issuable upon such conversion or exchange is less than the Applicable
Price, then the maximum number of shares of Common Stock issuable upon conversion or exchange of such Convertible Securities shall be deemed to be outstanding and to have been issued and sold by the Corporation for such price per share.  For the purposes of this Subsection 5(f)(i)(B), the "price per share for which Common Stock is issuable upon such conversion or exchange" is determined by dividing (I) the total amount received or receivable by the
Corporation as consideration for the issue or sale of such Convertible
Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the conversion or exchange thereof, by
(II) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities. No adjustment of the
Base Price, in the case of issued and outstanding shares of Series A Convertible
Preferred Stock, or the Maximum Base Price, in the case of unissued shares of
Series A Convertible Preferred Stock, shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and if any such issue or sale of such Convertible Securities is made upon exercise of any Options for which adjustment of the Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the
Maximum Base Price, in the case of unissued shares of Series A Convertible
Preferred Stock, had been or are to be made pursuant to other provisions of this
Subsection 5(f)(i), no further adjustment of the Base Price, or the Maximum Base
Price shall be made by reason of such issue or sale.  Notwithstanding the foregoing, no adjustment shall be made pursuant to this Subsection 5(f)(i)(B) to the extent that such adjustment is based solely on the fact that such
Convertible Securities are convertible into or exchangeable for Common Stock at a price that varies with the market price of the Common Stock.

(C)	Change in Option Price or Rate of Conversion. If the purchase price provided for in any Options, the additional consideration, if any, payable upon the issue, conversion or exchange of any Convertible Securities, or the rate at which any Convertible Securities are convertible into or exchangeable for
Common Stock change at any time, the Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the Maximum Base
Price in the case of unissued shares of Series A Convertible Preferred Stock, in effect at the time of such change shall be readjusted to the Base Price that would have been in effect at such time had such Options or Convertible
Securities still outstanding provided for such changed purchase price, additional consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold; provided that no adjustment shall be made if such adjustment would result in an increase of the Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the Maximum Base Price, in the case of unissued shares of Series A
Convertible Preferred Stock, then in effect.

(D)	Certain Definitions. For purposes of determining the adjusted Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the adjusted Maximum Base Price, in the case of unissued shares of Series A Convertible Preferred Stock, under this Subsection 5(f)(i), the following terms have meanings set forth below:

(I)	"Approved Issuances" shall mean (i) the issuance of securities upon exercise or conversion of the Corporation's options, warrants or other convertible securities outstanding as of the date hereof, or (ii) the grant of additional options or warrants, or the issuance of additional securities, under any
Corporation stock option plan, restricted stock plan, stock purchase plan or other plan or written compensation contract for the benefit of the Corporation's employees, directors or consultants in effect on the date hereof.

(II)	"Common Stock Deemed Outstanding" means, at any given time, the number of shares of Common Stock actually outstanding at such time, plus the number of shares of Common Stock deemed to be outstanding pursuant to Sections 5(f)(i)(A) and 5(f)(i)(B) hereof regardless of whether the Options or Convertible
Securities are actually exercisable at such time, but excluding any shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock.


(E)	Effect of Certain Events on Base Price and/or Maximum Base Price. For
purposes of determining the adjusted Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the adjusted Maximum Base Price, in the case of unissued shares of Series A Convertible Preferred Stock, under this Section 5(f), the following shall be applicable:

(I)	Calculation of Consideration Received. If any Common 	Stock, Options or
Convertible Securities are issued or sold or deemed to have been issued or sold for cash, the consideration received therefor will be deemed to be the amount received by the Corporation therefor, before deduction of reasonable commissions, underwriting discounts or allowances or other reasonable expenses paid or incurred by the Corporation in connection with such issuance or sale.
In case any Common Stock, Options or Convertible Securities are issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Corporation will be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Corporation will be the arithmetic average of the Closing Bid Prices of such security for the five consecutive Trading Days immediately preceding the date of receipt. In case any Common Stock, Options or Convertible Securities are issued to the owners of the non-surviving entity in connection with any merger in which the Corporation is the surviving entity the amount of consideration therefor will be deemed to be the fair value of such portion of the net assets and business of the non-surviving entity as is attributable to such Common Stock, Options or Convertible Securities, as the case may be. The fair value of any consideration other than cash or securities will be determined jointly by the Corporation and the holders of sixty-six and two-thirds percent (66.67%)) of the Series A Convertible Preferred Stock then outstanding. If such parties are unable to reach agreement within ten (10) days after the occurrence of an event requiring valuation (the "Valuation Event"), the fair value of such consideration will be determined within forty-eight (48) hours of the tenth (10th) day following the Valuation Event by an independent, reputable appraiser selected by the Corporation. The determination of such appraiser shall be deemed binding upon all parties absent manifest error.

(II)	Integrated Transactions. In case any Option is issued in connection with the issue or sale of other securities of the Corporation, together comprising one integrated transaction in which no specific consideration is allocated to such Options by the parties thereto, the Options will be deemed to have been issued for a consideration of $0.01.

(III)	Treasury Shares. The number of shares of Common Stock outstanding at any given time does not include shares owned or held by or for the account of the Corporation, and the disposition of any shares so owned or held will be considered an issue or sale of Common Stock.


(IV)	Record Date. If the Corporation takes a record of the holders of Common
Stock for the purpose of entitling them (1) to receive a dividend or other distribution payable in Common Stock, Options or Convertible Securities or (2) to subscribe for or purchase Common Stock, Options or Convertible Securities, then such record date will be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

(ii)	Adjustment of Base Price and/or Maximum Base Price upon Subdivision or
Combination of Common Stock. If the Corporation at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the Maximum Base Price, in the case of unissued shares of Series A Convertible Preferred Stock, in effect immediately prior to such subdivision will be proportionately reduced. If the Corporation at any time combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the Maximum Base Price, in the case of unissued shares of Series A Convertible Preferred Stock, in effect immediately prior to such combination will be proportionately increased.


(iii)	Adjustment of Conversion Price upon Issuance of Convertible Securities. If the Corporation in any manner issues or sells Convertible Securities that are convertible into Common Stock at a price that varies with the market price of the Common Stock (the formulation for such variable price being herein referred to as, the "Variable Price") and such Variable Price is not calculated using the same formula used to calculate the Variable Conversion Price in effect immediately prior to the time of such issue or sale, the Corporation shall provide written notice thereof via facsimile and overnight courier to each holder of the Series A Convertible Preferred Stock ("Variable Notice") on the date of issuance of such Convertible Securities. If the holders of Series A Convertible Preferred Stock representing at least sixty-six and two-thirds percent (66%) of the Series A Convertible Preferred Stock then outstanding provide written notice via facsimile and overnight courier (the "Variable Price Election Notice") to the Corporation within five (5) business days of receiving a Variable Notice that such holders desire to replace the Conversion Price then in effect with the Variable Price described in such Variable Notice, then from and after the date of the Corporation's receipt of the Variable Price Election Notice, the Conversion Price will automatically be replaced with the Variable Price (together with such modifications to this Certificate of Designations as may be required to give full effect to the substitution of the Variable Price for the Conversion Price). A holder's delivery of a Variable Price Election Notice shall serve as the consent required to amend this Certificate of Designation pursuant to Section 19 below. In the event that a holder delivers a Conversion Notice at any time after the Corporation's issuance of Convertible Securities with a Variable Price but before such holder's receipt of the Corporation's Variable Notice, then such holder shall have the option by written notice to the Corporation to rescind such Conversion Notice or to have the Conversion Price be equal to such Variable Price for the conversion effected by such Conversion Notice.

(iv)	Reorganization, Reclassification, Consolidation, Merger or Sale. Any
recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Corporation's assets to another Person (as defined below) or other transaction which is effected in such a way that holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock is referred to herein as an "Organic Change." Prior to the consummation of any Organic Change, the Corporation will make appropriate provision (in form and substance reasonably satisfactory to the holders of sixty-six and two-thirds percent (66.67%) of the Series A Convertible Preferred Stock then outstanding) to insure that each of the holders of the Series A Convertible Preferred Stock will thereafter have the right to acquire and receive in lieu of or in addition to (as the case may be) the shares of Common Stock otherwise acquirable and receivable upon the conversion of such holder's Series A Convertible Preferred Stock, such shares of stock, securities or assets as would have been issued or payable in such Organic Change with respect to or in exchange for the number of shares of Common Stock that would have been acquirable and receivable had all of such holder's Series A Convertible Preferred Stock been converted into shares of Common Stock immediately prior to such Organic Change (without taking into account any limitations or restrictions on the timing or amount of conversions). In any such case, the Corporation will make appropriate provision (in form and substance reasonably satisfactory to the holders of sixty-six and two-thirds percent (66.67%) of the Series A Convertible Preferred Stock then outstanding) with respect to such holders' rights and interests to insure that the provisions of this Section 5(f) will thereafter be applicable to the Series A Convertible Preferred Stock (including, in the case of any such consolidation, merger or sale in which the successor entity or purchasing entity is other than the Corporation, an immediate adjustment of the Base Price, in the case of issued and outstanding shares of Series A Convertible Preferred Stock, or the Maximum Base Price, in the case of unissued shares of Series A Convertible Preferred Stock, in accordance with Subsection 5(f)(i) using the value for the Common Stock reflected by the terms of such consolidation, merger or sale, if the value so reflected is less than the Base Price or the Maximum Base Price, as the case may be, in effect immediately prior to such consolidation, merger or sale). The Corporation will not effect any such consolidation, merger or sale, unless prior to the consummation thereof, the successor entity (if other than the Corporation) resulting from consolidation or merger or the entity purchasing such assets assumes, by written instrument (in form and substance reasonably satisfactory to the holders of sixty-six and two-thirds percent (66.67%) of the Series A Convertible Preferred Stock then outstanding), the obligation to deliver to each holder of Series A Convertible Preferred Stock such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to acquire. "Person" shall mean an individual, a limited liability company, a partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.


(v)	Certain Events. If any event occurs of the type contemplated by the provisions of this Section 5(f) but not expressly provided for by such provisions (including, without limitation, the granting of stock appreciation rights, phantom stock rights or other rights with equity features), then the Corporation's Board of Directors will make an appropriate adjustment in the Conversion Price so as to protect the rights of the holders of the Series A Convertible Preferred Stock; provided, however, that no such adjustment will increase the Conversion Price as otherwise determined pursuant to this Section 5(f).

(g)	Limitation on Number of Conversion Shares. Notwithstanding any other provision herein, the Corporation shall not be obligated to issue any shares of Common Stock upon conversion of the Series A Convertible Preferred Stock if the issuance of such shares of Common Stock plus shares of Common Stock issued upon the exercise of the Warrants issued under the Securities Purchase Agreement would exceed 651,778 shares (the "Exchange Cap") without the Corporation's violating the rules or regulations of the Nasdaq Stock Market, except that such limitation shall not apply in the event that the Corporation (i) obtains the approval of its stockholders as required by applicable rules and regulations of the Nasdaq Stock Market for issuances of Common Stock in excess of the Exchange Cap, or (ii) obtains a written opinion from outside counsel to the Corporation that such approval is not required, which opinion shall be reasonably satisfactory to the holders of sixty-six and two-thirds percent (66.67%)of the shares of Series A Convertible Preferred Stock then outstanding. Untilsuch approval or written opinion is obtained or such action has been taken by the required number of holders, no purchaser of Series A Convertible Preferred Stock pursuant to the Securities Purchase Agreement (the "Investors") shall beissued, upon conversion of Series A Convertible Preferred Stock, shares of Common Stock in an amount greater than the product of (x) the Exchange Cap amount multiplied by (y) a fraction, the numerator of which is the number of shares of Series A Convertible Preferred Stock issued to such Investor pursuant to the Securities Purchase Agreement and the denominator of which is the aggregate amount of all the Series A Convertible Preferred Stock issued to the Investors pursuant to the Securities Purchase Agreement (the "Cap Allocation Amount"). In the event that any Investor shall sell or otherwise transfer any of such Investor's Series A Convertible Preferred Stock, the transferee shall be allocated a pro rata portion of such Investor's Cap Allocation Amount. In the event that any holder of Series A Convertible Preferred Stock shall convert all of such holder's Series A Convertible Preferred Stock into a number of shares of Common Stock that, in the aggregate, is less than such holder's Cap Allocation Amount, then the difference between such holder's Cap Allocation Amount and the number of shares of Common Stock actually issued to such holder shall be allocated to the respective Cap Allocation Amounts of the remaining holders of Series A Convertible Preferred Stock on a pro rata basis in proportion to the number of Series A Convertible Preferred Stock then held by each such holder.


(h)	Dispute Resolution. In the case of a dispute as to the determination of the
Closing Ask Price or Closing Bid Price of any security or the arithmetic calculation of the Conversion Rate, the Corporation shall, or shall cause the
Transfer Agent to, promptly issue to the holder the number of shares of Common
Stock that is not disputed and shall submit the disputed determinations or arithmetic calculations to the holder via facsimile within one (1) business day of receipt of such holder's Conversion Notice. If such holder and the
Corporation are unable to agree upon the determination of such Closing Ask Price or Closing Bid Price, as the case may be, or arithmetic calculation of the
Conversion Rate within one (1) business day of such disputed determination or arithmetic calculation being submitted to the holder, then the Corporation shall within one (1) business day following such date of delivery submit via facsimile
(A) the disputed determination of the Closing Ask Price or Closing Bid Price, as
the case may be, to an independent, reputable investment bank or (B) the disputed arithmetic calculation of the Conversion Rate to its independent certified public accounting firm. The Corporation shall cause the investmen bank or the accounting firm, as the case may be, to perform the determinations or calculations and notify the Corporation and the holder of the results no later than forty-eight (48) hours from the time it receives the disputed determinations or calculations. Such investment bank's or accounting firm''s determination or calculation, as the case may be, shall be binding upon all parties absent manifest error.

(i)	Mandatory Conversion. Each holder of Series A Convertible Preferred Stock shall be required to convert all shares of Series A Convertible Preferred Stock outstanding on the date that is three (3) years after the Issuance Date
(the "Maturity Date") for a price per share equal to the Conversion Price on the Maturity Date.

(6)	Redemption and Mandatory Conversion of Series A Convertible Preferred Stock.


(a)	Holder's Option if Corporation Cannot Fully Convert or Holder Cannot Sell
Without Restriction. If (i) upon the Transfer Agent's receipt of a Conversion Notice, the Transfer Agent fails to issue shares of Common Stock as contemplated by Subsection 5(d)(iii) or cannot issue shares of Common Stock registered for resale under the registration statement required to be filed under the Registration Rights Agreement with respect to the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock
(the "Registration Statement") (or which are exempt from the registration requirements under the 1933 Act pursuant to Rule 144(k) under the 1933 Act) for any reason, including, without limitation, because the Corporation (x) does not have a sufficient number of shares of Common Stock authorized and available, (y) is otherwise prohibited by applicable law or by the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Corporation or its securities, including without limitation the Exchange Cap, from issuing all of the Common Stock that is to be issued to a holder of Series A Convertible Preferred Stock pursuant to a Conversion Notice or (z) fails to have a sufficient number of shares of Common Stock registered for resale under the Registration Statement, or (ii) a Registration Default (as defined in the Registration Rights
Agreement) shall have occurred and be continuing, or (iii) the Common Stock is delisted from the Principal Market and not immediately listed on the New York Stock Exchange, the American Stock Exchange or another national securities exchange approved by holders of sixty-six and two thirds percent (66.67%) of the outstanding shares of Series A Convertible Preferred Stock, then in the case of clause (i), the Corporation shall, or shall cause the Transfer agent to, issueas many shares of Common Stock as it is able to issue in accordance with suchholder's Conversion Notice (if the holder shall have given such a Conversion Notice) and pursuant to Section 5(d), and with respect to all or any part of its unconverted Series A Convertible Preferred Stock held by such holder, the holder, solely at such holder's option, can elect to:

(i)	require the Corporation to redeem from such holder all or any part of its remaining shares of Series A Convertible Preferred Stock ("Redemption") at a price per share of Series A Convertible Preferred Stock equal to the greater of
(I) the sum of: (a) $1,300 and (b) the Additional Amount and (II) the product of (a) the Conversion Rate on the date of such holder's delivery of an Election Response Notice (as defined below) and (b) the greater of (i) the Closing Ask Price of the Common Stock on the Trading Day immediately preceding the event giving rise to Redemption or (ii) the Closing Ask Price of the Common Stock on the date of the holder's delivery to the Company of a Notice of Redemption or, if such date of delivery is not a Trading Day, the next date on which the exchange or market on which the Common Stock is traded is open (the
"Redemption Price");

(ii)	if the Corporation's inability to fully convert Series A Convertible
Preferred Stock is pursuant to clause (a)(z) above of this Section 6(a), require the Corporation to, or cause the Transfer Agent to, issue restricted shares of Common Stock in accordance with such holder's Conversion Notice and pursuant to Section 5(d);

(iii)	void its Conversion Notice and retain or have returned, as the case may be, the nonconverted shares of Series A Convertible Preferred Stock that were to be converted pursuant to such holder's Conversion Notice (provided that a holder's voiding its Conversion Notice shall not affect the Corporation's obligations to make any payments which have accrued prior to the date of such notice); or

(iv)	if the Corporation's inability to fully convert Series A Convertible
Preferred Stock is pursuant to clause (a)(y) above of this Section 6(a), require the Corporation to, or cause the Transfer Agent to, issue shares of Common Stock in accordance with such holder's Conversion Notice and pursuant to
Section 5(d) at a Conversion Price equal to the average of the Closing Bid Prices of the Common Stock for the five consecutive trading days preceding such holder's Election Response Notice or such other market price that satisfies the applicable exchange or trading market.


(b)	Mechanics of Fulfilling Holder's Election.  The Corporation shall within one
(1) business day send via facsimile to a holder of Series A Convertible
Preferred Stock, upon receipt of a facsimile copy of a Conversion Notice from such holder that cannot be fully satisfied as described in Section 6(a), a notice of the Corporation's inability to fully satisfy such holder's Conversion
Notice (the "Inability to Fully Convert Notice"). Such Inability to Fully
Convert Notice shall indicate (i) the reason why the Corporation is unable to fully satisfy such holder's Conversion Notice, (ii) the number of shares of
Series A Convertible Preferred Stock which cannot be converted and (iii) the applicable Redemption Price.  Such holder shall notify the Corporation of its election pursuant to Section 6(a) above by delivering written notice via facsimile to the Corporation ("Election Response Notice").

(c)	Payment of Redemption Price. If such holder shall elect to have its shares of Series A Convertible Preferred Stock redeemed pursuant to Subsection 6(a)(i), the Corporation shall pay the Redemption Price to such holder in cash by wire transfer of immediately available funds in accordance with such holder's written wire transfer instructions within five (5) days after the Corporation's receipt of the holder's Election Response Notice. If the Corporation shall fail to pay the applicable Redemption Price to such holder within such five (5) day period (other than pursuant to a dispute as to the determination of the arithmetic calculation of the Redemption Price), in addition to any remedy such holder of Series A Convertible Preferred Stock may have under any Certificate of Designations, the Securities Purchase Agreement and the Registration Rights Agreement, such unpaid amount shall bear interest at the rate of 3.0% per month (prorated for partial months) until paid in full. Until the Redemption Price is paid in full to such holder, such holder may void the Redemption with respect to those shares of Series A Convertible Preferred Stock for which the full Redemption Price has not been paid and receive back the Preferred Stock Certificates representing such Series A Convertible Preferred Stock. Not withstanding the foregoing, if the Corporation fails to pay the applicable Redemption Price within such period of five (5) days due to a dispute as to the determination of the Redemption Price, such dispute shall be resolved pursuant to Section 5(h) with the term " Redemption Price" being substituted for the term "Conversion Rate".

(d)	Pro-rata Conversion and Redemption. If the Corporation or the Transfer
Agent receives a Conversion Notice or Election Response Notice electing Redemption from more than one holder of Series A Convertible Preferred Stock on the same day, and the Corporation can convert and/or redeem some, but not all, of the Series A Convertible Preferred Stock pursuant to this Section 6, the Corporation shall convert and/or redeem from each holder of Series A Convertible Preferred Stock electing to have its Series A Convertible Preferred Stock converted and redeemed at such time an amount equal to such holder's pro-rata amount (based on the number of shares of Series A Convertible Preferred Stock held by such holder relative to the number of Series A Convertible Preferred Stock outstanding) of all Series A Convertible Preferred Stock being converted and redeemed at such time.

7.	Notices.  In case at any time:

(a)	the Corporation shall declare any dividend upon its Common Stock payable in cash or stock or make any other pro rata distribution to the holders of its
Common Stock; or

b)	the Corporation shall offer for subscription pro rata to the holders of its
Common Stock any additional shares of stock of any class or other rights; or


(c)	there shall be any Organic Change; or

(d)	there shall be a Liquidation Event;

then, in any one or more of such cases, the Corporation shall give, by first class mail, postage prepaid, or by facsimile or by recognized overnight delivery service to non-U.S. residents, addressed to each holder of any shares of Series A Convertible Preferred Stock at the address of such holder as shown on the books of the Corporation, (i) at least twenty (20) Trading Days prior written notice of the date on which the books of the Corporation shall close or a record shall be taken for such dividend, distribution or subscription rights or for determining rights to vote in respect of any such Organic Change or Liquidation Event and (ii) in the case of any such Organic Change or Liquidation Event, at least twenty (20) Trading Days prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause (i) shall also specify, in the case of any such dividend, distribution or subscription rights, the date on which the holders of Common Stock shall be entitled thereto, and such notice in accordance with clause (ii) shall also specify the date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon such Organic Change or Liquidation Event, as the case may be.

8.	Stock to be Reserved. The Corporation, upon the effective date of this
Certificate of Designations, has a sufficient number of shares of Common Stock available to reserve for issuance upon the conversion of all outstanding shares of Series A Convertible Preferred Stock, assuming immediate conversion. The Corporation will at all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issuance upon the conversion of Series
A Convertible Preferred Stock as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of all outstanding shares of Series A Convertible Preferred Stock. The Corporation covenants that all shares of Common Stock that shall be so issued shall be duly and validly issued, fully paid and non-assessable. The Corporation will take all such action as may be so taken without violation of any applicable law or regulation to have a sufficient number of authorized but unissued shares of Common Stock to issue upon conversion of the Series A Convertible Preferred Stock. The Corporation will not take any action that results in any adjustment of the conversion rights if the total number of shares of Common Stock issued and issuable after such action upon conversion of the Series A Convertible Preferred Stock would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation.

9.	No Reissuance of Series A Convertible Preferred Stock. Shares of Series A
Convertible Preferred Stock that are converted into shares of Common Stock as provided herein shall not be reissued.


10.	Issue Tax. The issuance of certificates for shares of Common Stock upon conversion of Series A Convertible Preferred Stock shall be made without charge to the holder for any United States issuance tax in respect thereof, provided that the Corporation shall not be required to pay any tax that may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than that of the holder of the Series A Convertible Preferred Stock which is being converted.

11.	Closing of Books. The Corporation will at no time close its transfer books against the transfer of any Series A Convertible Preferred Stock or of any shares of Common Stock issued or issuable upon the conversion of any shares of Series A Convertible Preferred Stock in any manner which interferes with the timely conversion of such Series A Convertible Preferred Stock, except as may otherwise be required to comply with applicable securities laws.

12.	Definitions. As used in this Certificate of Designations, the term "Common
Stock" shall mean and include the Corporation's authorized Common Stock, $0.001 par value, as constituted on the date of filing of this Certificate of Designations, and shall also include any capital stock of any class of the Corporation thereafter authorized which shall neither be limited to a fixed sum or percentage of par value in respect of the rights of the holders thereof to participate in dividends nor entitled to a preference in the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation; provided that the shares of Common Stock receivable upon conversion of shares of Series A Convertible Preferred Stock shall include only shares designated as Common Stock of the Corporation on the date of filing of this instrument, or in case of any reorganization, reclassification, or stock split of the outstanding shares thereof, the stock, securities or assets provided for in Sections 5(f) and (g). Any capitalized terms used in this Certificate of Designations but not defined herein shall have the meanings set forth in the Securities Purchase Agreement, a copy of which will be provided to any stockholder of the Corporation upon request to the Secretary of the Corporation, without charge.

13.	Loss, Theft, Destruction of Preferred Stock Certificates. Upon receipt of evidence satisfactory to the Corporation of the loss, theft, destruction or mutilation of certificates representing shares of Series A Convertible
Preferred Stock and, in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Corporation (which shall not include the posting of any bond), or, in the case of any such mutilation, upon surrender and cancellation of the Series A Convertible Preferred Stock certificate, the Corporation shall make, issue and deliver, in lieu of such lost, stolen, destroyed or mutilated certificates for Series A Convertible Preferred Stock, new certificates for Series A Convertible Preferred Stock of like tenor. The Series A Convertible Preferred Stock shall be held and owned upon the express condition that the provisions of this Section 14 are exclusive with respect to the replacement of mutilated, destroyed, lost or stolen shares of Series A Convertible Preferred Stock and shall preclude any and all other rights and remedies notwithstanding any law or statue existing or hereafter enacted to the contrary with respect to the replacement of negotiable instruments or other securities without the surrender thereof.


14.	Record Owner. The Corporation may deem the person in whose name the Series
A Convertible Preferred Stock shall be registered upon the registry books of the Corporation to be, and may treat it as, the absolute owner of the Series A Convertible Preferred Stock for the purpose of conversion of the Series A Convertible Preferred Stock and for all other purposes, and the Corporation shall not be affected by any notice to the contrary. All such payments and such conversion shall be valid and effectual to satisfy and discharge the diability upon the Series A Convertible Preferred Stock to the extent of the sum or sums so paid or the conversion so made.

15.	Register. The Corporation shall maintain a transfer agent, which may be the transfer agent for the Common Stock or the Corporation itself, for the registration of the Series A Convertible Preferred Stock. Upon any transfer of the Series A Convertible Preferred Stock in accordance with the provisions hereof, the Corporation shall register or cause the transfer agent to register such transfer on the Series A Convertible Preferred Stock register.

16.	Remedies, Characterizations, Other Obligations, Breaches and Injunctive
Relief. The remedies provided in this Certificate of Designations shall be cumulative and in addition to all other remedies available under this Certificate of Designations, at law or in equity (including a decree of specific performance and/or other injunctive relief), no remedy contained herein shall be deemed a waiver of compliance with the provisions giving rise to such remedy and nothing herein shall limit a holder's right to pursue actual damages for any failure by the Corporation to comply with the terms of this Certificate of Designations. Amounts set forth or provided for herein with respect to payments, conversion and the like (and the computation thereof) shall be the amounts to be received by the holder thereof and shall not, except as expressly provide herein, be subject to any other obligation of the Corporation (or the performance thereof). The Corporation acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the holders of the Series A Convertible Preferred Stock and that the remedy at law for any such breach may be inadequate. The Corporation therefore agrees that, in the event of any such breach or threatened breach, the holders of the Series A Convertible Preferred Stock shall be entitled, in addition to all other available remedies, to an injunction restraining any breach, without the necessity of showing economic loss and without any bond or other security being required.

17.	Construction. This Certificate of Designations shall be deemed to be jointly drafted by the Corporation and the initial holders of the Series A Convertible Preferred Stock and shall not be construed against any person as the drafter hereof.

18.	Failure or Indulgence Not Waiver. No failure or delay on the part of a holder of Series A Convertible Preferred Stock in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof (except to the extent that such power, right or privilege must, in accordance with the terms of this Certificate of Designations, be exercised within a specified period of time and such period of time has lapsed without such power, right or privilege being exercised), nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege.


19.	Vote to Change the Terms of or Issue Series A Convertible Preferred Stock.
The affirmative vote at a meeting duly called for such purpose, or the written consent without a meeting, of the holders of not less than sixty-six and two-thirds percent (66.67%) of the then outstanding shares of Series A
Convertible Preferred Stock shall be required for (i) any change to this Certificate of Designations or the Corporation's Certificate of Incorporation that would amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series A Convertible Preferred Stock, or (b) any issuance of shares ofother than pursuant to the Securities Purchase Agreement.

20.	Withholding. To the extent required by applicable law, the Corporation may withhold amounts for or on account of any taxes imposed or levied by or on behalf of any taxing authority in the United States having jurisdiction over the Corporation from any payments made pursuant to the Series A Convertible Preferred Stock.

21.	Headings. The headings of the Sections of this Certificate of Designations are inserted for convenience only and do not constitute a part of this Certificate of Designations.

Exhibit 6a.

NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON
EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE
SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT")
OR ANY OTHER APPLICABLE SECURITIES LAWS IN RELIANCE
UPON AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS
OF THE SECURITIES ACT AND SUCH OTHER SECURITIES LAWS.
NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON
EXERCISE HEREOF MAY BE SOLD, PLEDGED, TRANSFERRED,
ENCUMBERED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT
TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE
SECURITIES ACT OR IN A TRANSACTION WHICH IS EXEMPT
FROM REGISTRATION UNDER THE PROVISIONS OF THE
SECURITIES ACT.

STOCK PURCHASE WARRANT


To Purchase 11,881 Shares of Common Stock of

DiaSys Corporation

	THIS CERTIFIES that, for value received, Excalibur Limited
Partnership (the "Holder"), is entitled, upon the terms and subject to the conditions hereinafter set forth, at any time on or after the date hereof (the "Initial Exercise Date") and on or prior to the close of business on February 7, 2005 (the "Termination Date"), but not thereafter, to subscribe for and purchase from DiaSys Corporation, a corporation incorporated in Delaware
(the "Company"), up to 11,881 shares (the "Warrant Shares") of Common
Stock, $.001 par value, of the Company (the "Common Stock"). The purchase price of one share of Common Stock (the "Exercise Price") under this Warrant shall be the lower of (x) $$13.8875 [110% of the average of the Closing Bid Prices of the Common Stock for the five Trading Days immediately preceding the Closing Date] or (y) 110% of the average of the Closing Bid Prices (as defined in the Company's Certificate of Designations, Preferences and Rights of Series A Convertible Preferred
Stock) of the Company's Common Stock for the five Trading Days (as defined in the Convertible Preferred Stock and Warrants Agreement, dated as of February 7, 2000, between the Company and, among others, the initial Holder of this Warrant (the "Purchase Agreement")) immediately preceding August 7, 2000. The Exercise Price and the number of shares for which the Warrant is exercisable shall be subject to adjustment as provided herein. In the event of any conflict between the terms of this Warrant and the Purchase Agreement, the Purchase Agreement shall control. Capitalized terms used and not otherwise defined herein shall have the meanings set forth for such terms in the Purchase Agreement.


		1.	Title to Warrant.  Prior to the Termination Date and
subject to compliance with applicable laws, this Warrant and all rights hereunder are transferable, in whole or in part, at the office or agency of the Company by the Holder hereof in person or by duly authorized attorney, upon surrender of this Warrant together with the Assignment Form annexed hereto properly endorsed.

		2.	Authorization of Shares.  The Company covenants that all
shares of Common Stock which may be issued upon the exercise of rights represented by this Warrant will, upon exercise of the rights represented by this Warrant, be duly authorized, validly issued, fully paid and nonassessable and free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue).

		3.	Exercise of Warrant.

			(a)	Except as provided in Sections 3(b), 3(c) or 4 herein,
exercise of the purchase rights represented by this Warrant may be made at any time or times on or after the Initial Exercise Date, and before the close of business on the Termination Date by the surrender of this Warrant and the
Notice of Exercise Form annexed hereto duly executed, at the office of the
Company's transfer agent for its Common Stock, as designated by the
Corporation from time to time (or such other office or agency of the
Company as it may designate by notice in writing to the registered Holder hereof at the address of such Holder appearing on the books of the
Company) and upon payment of the Exercise Price of the shares thereby purchased by wire transfer or cashier's check drawn on a United States bank, the Holder of this Warrant shall be entitled to receive a certificate for the number of shares of Common Stock so purchased. This Warrant may also be exercised in whole or in part by means of a "cashless exercise" by tendering this Warrant to the Company to receive a number of shares of
Common Stock equal in Market Value to the difference between the Market
Value of the shares of Common Stock issuable upon such exercise of this
Warrant and the total cash exercise price of that part of the Warrant being exercised. "Market Value" for this purpose shall be the average of the closing bid prices of the Common Stock as reported by Bloomberg L.P. for the period of ten (10) consecutive Trading Days ending on the Trading Day immediately prior to such cashless exercise. Certificates for shares purchased hereunder shall be delivered to the Holder hereof within three (3)
Trading Days after the date on which this Warrant shall have been exercised as aforesaid. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and the
Holder or any other person so designated to be named therein shall be deemed to have become a the Holder of record of such shares for all purposes, as of the date the Warrant has been exercised by payment to the
Company of the Exercise Price and all taxes required to be paid by the
Holder, if any, pursuant to Section 5 prior to the issuance of such shares, have been paid.  If this Warrant shall have been exercised in part, the
Company shall, at the time of delivery of the certificate or certificates representing Warrant Shares, deliver to the Holder a new Warrant evidencing the rights of the Holder to purchase the unpurchased shares of
Common Stock called for by this Warrant, which new Warrant shall in all other respects be identical with this Warrant.

			(b)	Anything in Section 3(a) to the contrary
notwithstanding, in no event shall the Holder be entitled to exercise this Warrant if, upon giving effect to such exercise, the Holder and its "affiliates" (as defined in Rule 405 under the Securities Act) would beneficially own an aggregate number of shares of Common Stock that would exceed 9.99% of the outstanding shares of the Common Stock following such exercise. For purposes of this Section 3(b), the aggregate number of shares of Common Stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon exercise of the Warrants with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of any nonconverted Series A
Convertible Preferred Stock beneficially owned by the Holder and its affiliates and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company (including, without limitation, any other Warrants or convertible preferred stock) subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the Holder and its affiliates. Except as set forth in the preceding sentence, for purposes of this Section 3(b), beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Act. For purposes of this Section 3(b), in determining the number of outstanding shares Common Stock the Holder may rely on the number of outstanding shares of Common Stock as reflected in (1) the Company's most recent Form 10-QSB or Form 10-KSB, as the case may be, (2) a more recent public announcement by the Company or (3) any other notice by the Company or its transfer agent setting forth the number of shares of Common Stock outstanding. For any reason at any time, upon the written or oral request of the Holder, the Company shall immediately confirm orally and in writing to the Holder the number of shares of Common Stock then outstanding. In any case, the number of outstanding shares Common Stock shall be determined after giving effect to conversions of Series A
Convertible Preferred Stock and exercises of Warrants by the Holder since the date as of which such number of outstanding shares of Common Stock was reported. To the extent that the limitation contained in this Section 3(b) applies, the determination of whether this Warrant is exercisable (in relation to other securities owned by the Holder) and of which shares of Series A Convertible Preferred Stock are convertible shall be in the sole discretion of the Holder, and the exercise of this Warrant shall be deemed to be the Holder's determination of whether this Warrant is exercisable (in relation to other securities owned by the Holder) and of which shares of Series A Convertible Preferred Stock are convertible, in each case subject to such aggregate percentage limitation, and the Company shall have no obligation or right to verify or confirm the accuracy of such determination. Nothing contained herein shall be deemed to restrict the right of the Holder to exercise this Warrant at such time as such exercise will not violate the provisions of this Section. The Holder may waive the provisions of this
Section 3(b) as to itself (and solely as to itself) upon not less than 75 days' prior notice to the Company, and the provisions of this Section 3(b) shall continue to apply until such 75th day (or such later date as may be specified in such notice of waiver). No exercise in violation of this Section, but otherwise in accordance with this Warrant, shall affect the status of the Common Stock issued upon such exercise as validly issued, fully-paid and nonassessable.

			(c)	Notwithstanding any other provision herein, the
Company shall not be obligated to issue any shares of Common Stock upon exercise of this Warrant if the issuance of such shares of Common Stock would exceed 651,778 shares (the "Exchange Cap") without the Company's violating the rules or regulations of the Nasdaq Stock Market, except that such limitation shall not apply in the event that the Company (i) obtains the approval of its stockholders as required by applicable rules and regulations of the Nasdaq Stock Market for issuances of Common Stock in excess of the Exchange Cap, or (ii) obtains a written opinion from outside counsel to the Company that such approval is not required, which opinion shall be reasonably satisfactory to the holders of sixty-six and two-thirds percent (66.67%) of the Warrant Shares issuable upon exercise. Until such approval or written opinion is obtained or such action has been taken by the required number of holders, no Holder of this Warrant shall be issued, upon exercise this Warrant, shares of Common Stock in an amount that, when added to all Conversion Shares issued to such Holder, is greater than the product of (x) the Exchange Cap amount multiplied by (y) a fraction, the numerator of which is the number of Warrant Shares issuable upon exercise to such Holder pursuant to this Warrant and the denominator of which is the aggregate amount of all the Warrant Shares issuable upon exercise to the Holders of all Warrants issued under the Purchase Agreement (the "Cap Allocation Amount"). In the event that the Holder shall sell or otherwise transfer any portion of this Warrant, the transferee shall be allocated a pro rata portion of the Holder's Cap Allocation Amount. In the event that the Holder shall exercise all of this Warrant into a number of shares of Common Stock that, in the aggregate, is less than the Holder's Cap Allocation
Amount, then the difference between the Holder's Cap Allocation Amount and the number of shares of Common Stock actually issued to such Holder shall be allocated to the respective Cap Allocation Amounts of the Investors on a pro rata basis in proportion to the number of Warrant Shares issuable upon exercise then held by the Investors.

		4.	No Fractional Shares or Scrip.  No fractional shares or
scrip representing fractional shares shall be issued upon the exercise of this Warrant. As to any fraction of a share which the Holder would otherwise be entitled to purchase upon such exercise, the Company shall issue one additional share of Common Stock.

		5.	Charges, Taxes and Expenses.  Issuance of certificates for
shares of Common Stock upon the exercise of this Warrant shall be made without charge to the Holder hereof for any issue or transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued in the name of the Holder of this Warrant or in such name or names as may be directed by the Holder of this Warrant; provided, however, that in the event certificates for shares of Common Stock are to be issued in a name other than the name of the Holder of this Warrant, this Warrant when surrendered for exercise shall be accompanied by the Assignment
Form attached hereto duly executed by the Holder hereof; and the Company may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.

		6.	Further Assurances.  The Company will take all action that
may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of stock, free from all taxes, liens and charges with respect to the issue thereof, on the exercise of all or any portion of this Warrant from time to time outstanding.

		7.	Transfer, Division and Combination.  (a) Subject to
compliance with any applicable securities laws, transfer of this Warrant and all rights hereunder, in whole or in part, shall be registered on the books of the Company to be maintained for such purpose, upon surrender of this Warrant at the principal office of the Company, together with a written assignment of this Warrant substantially in the form attached hereto duly executed by the Holder or its agent or attorney and funds sufficient to pay any transfer taxes payable upon the making of such transfer. Upon such surrender and, if required, such payment, the Company shall execute and deliver a new Warrant or Warrants in the name of the assignee or assignees and in the denomination or denominations specified in such instrument of assignment, and shall issue to the assignor a new Warrant evidencing the portion of this Warrant not so assigned, and this Warrant shall promptly be cancelled. A Warrant, if properly assigned, may be exercised by a new
Holder for the purchase of shares of Common Stock without having a new
Warrant issued.

			(b)	This Warrant may be divided or combined with
other Warrants upon presentation hereof at the aforesaid office of the Company, together with a written notice specifying the names and denominations in which new Warrants are to be issued, signed by the Holder or its agent or attorney. Subject to compliance with Section 7(a), as to any transfer which may be involved in such division or combination, the Company shall execute and deliver a new Warrant or Warrants in exchange for the Warrant or Warrants to be divided or combined in accordance with such notice.

			(c)	The Company shall prepare, issue and deliver at its
own expense (other than transfer taxes) the new Warrant or Warrants under this Section 7.

			(d)	The Company agrees to maintain, at its aforesaid
office, books for the registration and the registration of transfer of the Warrants.

		8.	No Rights as Shareholder until Exercise.  This Warrant
does not entitle the Holder hereof to any voting rights or other rights as a shareholder of the Company prior to the exercise hereof. Upon the surrender of this Warrant and the payment of the aggregate Exercise Price, the Warrant Shares so purchased shall be and be deemed to be issued to such Holder as the record owner of such shares as of the close of business on the later of the date of such surrender or payment.

		9.	Loss, Theft, Destruction or Mutilation of Warrant.  The
Company covenants that upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant certificate or any stock certificate relating to the Warrant Shares, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it (which shall include the posting of a bond only if the Holder is not the purchaser of this Warrant under the Purchase
Agreement or an affiliate of such purchaser), and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, the Company will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of such Warrant or stock certificate.

		10.	Saturdays, Sundays, Holidays, etc.  If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall be a Saturday, Sunday or a legal holiday, then such action may be taken or such right may be exercised on the next succeeding day not a Saturday, Sunday or legal holiday.

		11.	Adjustments of Exercise Price and Number of Warrant Shares.

			(a)	Stock Splits, etc. The number and kind of securities
purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time upon the happening of any of the following.  In case the Company shall (i) pay a dividend in shares of
Common Stock or make a distribution in shares of Common Stock to the
Holders of its outstanding Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares of Common Stock,
(iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock or (iv) issue any shares of its capital stock in a reclassification of the Common Stock, then the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the Holder of this Warrant shall be entitled to receive the kind and number of Warrant Shares or other securities of the Company which he would have owned or have been entitled to receive had such
Warrant been exercised in advance thereof.  Upon each such adjustment of the kind and number of Warrant Shares or other securities of the Company which are purchasable hereunder, the Holder of this Warrant shall thereafter be entitled to purchase the number of Warrant Shares or other securities resulting from such adjustment at an Exercise Price per Warrant Share or other security obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares purchasable pursuant hereto immediately prior to such adjustment and dividing by the number of Warrant Shares or other securities of the
Company resulting from such adjustment.  An adjustment made pursuant to this paragraph shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

			(b)	Reorganization, Reclassification, Merger,
Consolidation or Disposition of Assets. In case the Company shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another corporation (where the Company is not the surviving corporation or where there is a change in or distribution with respect to the Common Stock of the Company), or sell, transfer or otherwise dispose of all or substantially all its property, assets or business to another corporation and, pursuant to the terms of such reorganization, reclassification, merger, consolidation or disposition of assets, shares of common stock of the successor or acquiring corporation, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("Other Property"), are to be received by or distributed to the holders of Common Stock of the Company, then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and Other Property receivable upon or as a result of such reorganization, reclassification, merger, consolidation or disposition of assets by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such event. In case of any such reorganization, reclassification, merger, consolidation or disposition of assets, the successor or acquiring corporation (if other than the Company) shall expressly assume the due and punctual observance and performance of each and every covenant and condition of this Warrant to be performed and observed by the Company and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined in good faith by resolution of the Board of Directors of the Company) in order to provide for adjustments of shares of Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 11. For purposes of this Section 11, "common stock of the successor or acquiring corporation" shall include stock of such corporation of any class which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 11 shall similarly apply to successive reorganizations, reclassifications, mergers, consolidations or disposition of assets.

			(c)	Nominal Adjustment.  The Company shall not be
required to make an adjustment in the Exercise Price under this Section 11 if such adjustment is less that $0.03. However, the Company shall be required to carry forward on its books all adjustments that would have been made but for this Section 11(c) and shall take such adjustment into account when making subsequent adjustments under this Section 11. All calculations under this Section 11 shall be made to the nearest cent.

		12.	Voluntary Adjustment by the Company.  The Company
may at any time during the term of this Warrant, reduce the then current Exercise Price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

		13.	Notice of Adjustment.  Whenever the number of Warrant
Shares or number or kind of securities or other property purchasable upon the exercise of this Warrant or the Exercise Price is adjusted, as herein provided, the Company shall promptly mail by registered or certified mail, return receipt requested, to the Holder of this Warrant notice of such adjustment or adjustments setting forth the number of Warrant Shares (and Other Property) purchasable upon the exercise of this Warrant and the Exercise Price of such Warrant Shares (and Other Property) after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which such adjustment was made. Such notice, in the absence of manifest error, shall be conclusive evidence of the correctness of such adjustment.

		14.	Notice of Corporate Action.  If at any time:

			(i)	the Company shall take a record of the holders of its
Common Stock for the purpose of entitling them to receive a dividend or other distribution, or any right to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property, or to receive any other right; or

			(ii)	there shall be any capital reorganization of the
Company, any reclassification or recapitalization of the capital stock of the Company or any consolidation or merger of the Company with, or any sale, transfer or other disposition of all or substantially all the property, assets or business of the Company to, another corporation; or

			(iii)	there shall be a voluntary or involuntary dissolution,
liquidation or winding up of the Company;

then, in any one or more of such cases, the Company shall give to the Holder
(i) at least 30 days' prior written notice of the date on which a record date shall be selected for such dividend, distribution or right or for determining rights to vote in respect of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, liquidation or winding up, and (ii) in the case of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, at least 30 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause also shall specify
(i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, the date on which the holders of Common
Stock shall be entitled to any such dividend, distribution or right, and the amount and character thereof, and (ii) the date on which any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up is to take place and the time, if any such time is to be fixed, as of which the holders of Common
Stock shall be entitled to exchange their shares of Common Stock for securities or Other Property deliverable upon such disposition, dissolution, liquidation or winding up. Each such written notice shall be sufficiently given if addressed to the Holder at the last address of the Holder appearing on the books of the Company and delivered in accordance with Section
16(d).

		15.	Authorized Shares.

			(a)	The Company covenants that during the period the
Warrant is outstanding, it will reserve from its authorized and unissued
Common Stock a sufficient number of shares to provide for the issuance of the Warrant Shares upon the exercise of any purchase rights under this Warrant. The Company further covenants that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for the Warrant Shares upon the exercise of the purchase rights under this Warrant. The Company will take all such reasonable action as may be necessary to assure that such Warrant Shares may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of the Principal Market upon which the Common Stock may be listed.

			(b)	The Company shall not by any action, including,
without limitation, amending its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue orsale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company will (i) not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the amount payable therefor upon such exercise immediately prior to such increase in par value, (ii) take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, and (iii) use its best efforts to obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Company to perform its obligations under this Warrant.

			(c)	Upon the request of the the Holder, the Company
will at any time during the period this Warrant is outstanding acknowledge in writing, in form reasonably satisfactory to the Holder, the continuing validity of this Warrant and the obligations of the Company hereunder.

			(d)	Before taking any action which would cause an
adjustment reducing the current Exercise Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, the Company shall take any corporate action which may be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of such Common Stock at such adjusted Exercise Price.

			(e)	Before taking any action which would result in an
adjustment in the number of shares of Common Stock for which this Warrant is exercisable or in the Exercise Price, the Company shall obtain all such authorizations or exemptions thereof, or consents thereto, as may be necessary from any public regulatory body or bodies having jurisdiction thereof.

		16.	Miscellaneous.

			(a)	Jurisdiction. This Warrant shall be binding upon any
successors or assigns of the Company.  This Warrant shall constitute a contract under the laws of New York  without regard to its conflict of law principles or rules, and be subject to arbitration pursuant to the terms set forth in the Purchase Agreement.

			(b)	Restrictions.  The Holder hereof acknowledges that
the Warrant Shares acquired upon the exercise of this Warrant, if not registered, will have restrictions upon resale imposed by state and federal securities laws.

			(c)	Nonwaiver and Expenses.  No course of dealing or
any delay or failure to exercise any right hereunder on the part of the Holder shall operate as a waiver of such right or otherwise prejudice the Holder's rights, powers or remedies, notwithstanding all rights hereunder terminate on the Termination Date. If the Company fails to comply with any provision of this Warrant, the Company shall pay to the Holder such amounts as shall be sufficient to cover any costs and expenses including, but not limited to, reasonable attorneys' fees, including those of appellate proceedings, incurred by the Holder in collecting any amounts due pursuant hereto or in otherwise enforcing any of its rights, powers or remedies hereunder.

			(d)	Notices.  Any notice, request or other document
required or permitted to be given or delivered to the Holder hereof by the Company shall be delivered in accordance with the notice provisions of the Purchase Agreement.

			(e)	Limitation of Liability.  No provision hereof, in the
absence of affirmative action by the Holder to purchase shares of Common
Stock, and no enumeration herein of the rights or privileges of the Holder hereof, shall give rise to any liability of the Holder for the purchase price of any Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

			(f)	Remedies.  The Holder, in addition to being entitled
to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Warrant.  The
Company agrees that monetary damages would not be adequate
compensation for any loss incurred by reason of a breach by it of the provisions of this Warrant and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

			(g)	Successors and Assigns.  Subject to applicable
securities laws, this Warrant and the rights and obligations evidenced hereby shall inure to the benefit of and be binding upon the successors of the Company and the successors and permitted assigns of the Holder. The provisions of this Warrant are intended to be for the benefit of all holders from time to time of this Warrant and shall be enforceable by any such Holder or holder of Warrant Shares.

			(h)	Indemnification.  The Company agrees to indemnify
and hold harmless the Holder from and against any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses and disbursements of any kind which may be imposed upon, incurred by or asserted against the Holder in any manner relating to or arising out of any failure by the Company to perform or observe in any material respect any of its covenants, agreements, undertakings or obligations set forth in this Warrant; provided, however, that the Company will not be liable hereunder to the extent that any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses or disbursements are found in a final non-appealable judgment by a court to have resulted from the Holder's negligence, bad faith or willful misconduct in its capacity as a stockholder or warrantholder of the Company.

			(i)	Amendment.  This Warrant may be modified or
amended or the provisions hereof waived with the written consent of the Company and the Holder.

			(j)	Severability.  Wherever possible, each provision of
this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Warrant.

			(k)	Headings.  The headings used in this Warrant are for
the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.

		IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officer thereunto duly authorized.

Dated: February 7,  2000

							DiaSys Corporation


							By: /s/ Todd M. DeMatteo




NOTICE OF EXERCISE



To:	[Transfer Agent]

		(1)	The undersigned hereby elects to purchase ________
shares of Common Stock (the "Common Stock"), of DiaSys Corportion
pursuant to the terms of the attached Warrant, and  [   ] tenders herewith
payment of the exercise price in full OR  [   ] tenders the Warrant for
cashless exercise, together with all applicable transfer taxes, if any.

		(2)	Calculation of cashless exercise value, if applicable:
_________________
____________________________________________________________
_______________________________________________.

		(3)	Please issue a certificate or certificates representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:

				_______________________________
				(Name)

				_______________________________
				(Address)

				_______________________________


Dated:



	______________________________
							Signature






ASSIGNMENT FORM

(To assign the foregoing Warrant, execute this form and supply required information.
Do not use this form to exercise the Warrant.)



		FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to

_______________________________________________ whose address is

____________________________________________________________
___.

____________________________________________________________
___

							Dated:  ______________,
_______


			Holder's Signature:
	_____________________________

			Holder's Address:
	_____________________________

						_____________________________


Signature Guaranteed:
___________________________________________


NOTE: The signature to this Assignment Form must correspond with the name as it appears on the face of the Warrant, without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank or trust company. Officers of corporations and those acting in an fiduciary or other representative capacity should file proper evidence of authority to assign the foregoing Warrant.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DiaSys Corporation

Date: January 31, 2000	Todd M. DeMatteo President,
	Chief Executive Officer


	Michael F. Primini
	Vice President/Finance & Administration
 and Chief Financial 	Officer

Exhibit 6b.

NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON
EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE
SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT")
OR ANY OTHER APPLICABLE SECURITIES LAWS IN RELIANCE
UPON AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS
OF THE SECURITIES ACT AND SUCH OTHER SECURITIES LAWS.
NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON
EXERCISE HEREOF MAY BE SOLD, PLEDGED, TRANSFERRED,
ENCUMBERED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT
TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE
SECURITIES ACT OR IN A TRANSACTION WHICH IS EXEMPT
FROM REGISTRATION UNDER THE PROVISIONS OF THE
SECURITIES ACT.

STOCK PURCHASE WARRANT


To Purchase 11,881 Shares of Common Stock of

DiaSys Corporation

	THIS CERTIFIES that, for value received, BH Capital Investments,
L.P. (the "Holder"), is entitled, upon the terms and subject to the conditions hereinafter set forth, at any time on or after the date hereof (the "Initial Exercise Date") and on or prior to the close of business on February 7, 2005 (the "Termination Date"), but not thereafter, to subscribe for and purchase from DiaSys Corporation, a corporation incorporated in Delaware (the "Company"), up to 11,881 shares (the "Warrant Shares") of Common
Stock, $.001 par value, of the Company (the "Common Stock"). The purchase price of one share of Common Stock (the "Exercise Price") under this Warrant shall be the lower of (x) $13.8875 [110% of the average of the Closing Bid Prices of the Common Stock for the five Trading Days immediately preceding the Closing Date] or (y) 110% of the average of the Closing Bid Prices (as defined in the Company's Certificate of Designations, Preferences and Rights of Series A Convertible Preferred
Stock) of the Company's Common Stock for the five Trading Days (as defined in the Convertible Preferred Stock and Warrants Agreement, dated as of February 7, 2000, between the Company and, among others, the initial Holder of this Warrant (the "Purchase Agreement") immediately preceding August 7, 2000. The Exercise Price and the number of shares for which the Warrant is exercisable shall be subject to adjustment as provided herein. In the event of any conflict between the terms of this Warrant and the Purchase Agreement, the Purchase Agreement shall control. Capitalized terms used and not otherwise defined herein shall have the meanings set forth for such terms in the Purchase Agreement.


		1.	Title to Warrant.  Prior to the Termination Date and
subject to compliance with applicable laws, this Warrant and all rights hereunder are transferable, in whole or in part, at the office or agency of the Company by the Holder hereof in person or by duly authorized attorney, upon surrender of this Warrant together with the Assignment Form annexed hereto properly endorsed.

		2.	Authorization of Shares.  The Company covenants that all
shares of Common Stock which may be issued upon the exercise of rights represented by this Warrant will, upon exercise of the rights represented by this Warrant, be duly authorized, validly issued, fully paid and nonassessable and free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue).

		3.	Exercise of Warrant.

			(a)	Except as provided in Sections 3(b), 3(c) or 4 herein,
exercise of the purchase rights represented by this Warrant may be made at any time or times on or after the Initial Exercise Date, and before the close of business on the Termination Date by the surrender of this Warrant and the
Notice of Exercise Form annexed hereto duly executed, at the office of the
Company's transfer agent for its Common Stock, as designated by the
Corporation from time to time (or such other office or agency of the
Company as it may designate by notice in writing to the registered Holder hereof at the address of such Holder appearing on the books of the
Company) and upon payment of the Exercise Price of the shares thereby purchased by wire transfer or cashier's check drawn on a United States bank, the Holder of this Warrant shall be entitled to receive a certificate for the number of shares of Common Stock so purchased. This Warrant may also be exercised in whole or in part by means of a "cashless exercise" by tendering this Warrant to the Company to receive a number of shares of
Common Stock equal in Market Value to the difference between the Market
Value of the shares of Common Stock issuable upon such exercise of this
Warrant and the total cash exercise price of that part of the Warrant being exercised. "Market Value" for this purpose shall be the average of the closing bid prices of the Common Stock as reported by Bloomberg L.P. for the period of ten (10) consecutive Trading Days ending on the Trading Day immediately prior to such cashless exercise. Certificates for shares purchased hereunder shall be delivered to the Holder hereof within three (3)
Trading Days after the date on which this Warrant shall have been exercised as aforesaid. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and the
Holder or any other person so designated to be named therein shall be deemed to have become a the Holder of record of such shares for all purposes, as of the date the Warrant has been exercised by payment to the
Company of the Exercise Price and all taxes required to be paid by the
Holder, if any, pursuant to Section 5 prior to the issuance of such shares, have been paid.  If this Warrant shall have been exercised in part, the
Company shall, at the time of delivery of the certificate or certificates representing Warrant Shares, deliver to the Holder a new Warrant evidencing the rights of the Holder to purchase the unpurchased shares of
Common Stock called for by this Warrant, which new Warrant shall in all other respects be identical with this Warrant.

			(b)	Anything in Section 3(a) to the contrary
notwithstanding, in no event shall the Holder be entitled to exercise this Warrant if, upon giving effect to such exercise, the Holder and its "affiliates" (as defined in Rule 405 under the Securities Act) would beneficially own an aggregate number of shares of Common Stock that would exceed 9.99% of the outstanding shares of the Common Stock following such exercise. For purposes of this Section 3(b), the aggregate number of shares of Common Stock beneficially owned by the Holder and its affiliates shall include the number of shares of Common Stock issuable upon exercise of the Warrants with respect to which the determination is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of any nonconverted Series A
Convertible Preferred Stock beneficially owned by the Holder and its affiliates and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company (including, without limitation, any other Warrants or convertible preferred stock) subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the Holder and its affiliates. Except as set forth in the preceding sentence, for purposes of this Section 3(b), beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Act. For purposes of this Section 3(b), in determining the number of outstanding shares Common Stock the Holder may rely on the number of outstanding shares of Common Stock as reflected in (1) the Company's most recent Form 10-QSB or Form 10-KSB, as the case may be, (2) a more recent public announcement by the Company or (3) any other notice by the Company or its transfer agent setting forth the number of shares of Common Stock outstanding. For any reason at any time, upon the written or oral request of the Holder, the Company shall immediately confirm orally and in writing to the Holder the number of shares of Common Stock then outstanding. In any case, the number of outstanding shares Common Stock shall be determined after giving effect to conversions of Series A
Convertible Preferred Stock and exercises of Warrants by the Holder since the date as of which such number of outstanding shares of Common Stock was reported. To the extent that the limitation contained in this Section 3(b) applies, the determination of whether this Warrant is exercisable (in relation to other securities owned by the Holder) and of which shares of Series A Convertible Preferred Stock are convertible shall be in the sole discretion of the Holder, and the exercise of this Warrant shall be deemed to be the Holder's determination of whether this Warrant is exercisable (in relation to other securities owned by the Holder) and of which shares of Series A Convertible Preferred Stock are convertible, in each case subject to such aggregate percentage limitation, and the Company shall have no obligation or right to verify or confirm the accuracy of such determination. Nothing contained herein shall be deemed to restrict the right of the Holder to exercise this Warrant at such time as such exercise will not violate the provisions of this Section. The Holder may waive the provisions of this
Section 3(b) as to itself (and solely as to itself) upon not less than 75 days' prior notice to the Company, and the provisions of this Section 3(b) shall continue to apply until such 75th day (or such later date as may be specified in such notice of waiver). No exercise in violation of this Section, but otherwise in accordance with this Warrant, shall affect the status of the Common Stock issued upon such exercise as validly issued, fully-paid and nonassessable.

			(c)	Notwithstanding any other provision herein, the
Company shall not be obligated to issue any shares of Common Stock upon exercise of this Warrant if the issuance of such shares of Common Stock would exceed 651,778 shares (the "Exchange Cap") without the Company's violating the rules or regulations of the Nasdaq Stock Market, except that such limitation shall not apply in the event that the Company (i) obtains the approval of its stockholders as required by applicable rules and regulations of the Nasdaq Stock Market for issuances of Common Stock in excess of the Exchange Cap, or (ii) obtains a written opinion from outside counsel to the Company that such approval is not required, which opinion shall be reasonably satisfactory to the holders of sixty-six and two-thirds percent (66.67%) of the Warrant Shares issuable upon exercise. Until such approval or written opinion is obtained or such action has been taken by the required number of holders, no Holder of this Warrant shall be issued, upon exercise this Warrant, shares of Common Stock in an amount that, when added to all Conversion Shares issued to such Holder, is greater than the product of (x) the Exchange Cap amount multiplied by (y) a fraction, the numerator of which is the number of Warrant Shares issuable upon exercise to such Holder pursuant to this Warrant and the denominator of which is the aggregate amount of all the Warrant Shares issuable upon exercise to the Holders of all Warrants issued under the Purchase Agreement (the "Cap Allocation Amount"). In the event that the Holder shall sell or otherwise transfer any portion of this Warrant, the transferee shall be allocated a pro rata portion of the Holder's Cap Allocation Amount. In the event that the Holder shall exercise all of this Warrant into a number of shares of Common Stock that, in the aggregate, is less than the Holder's Cap Allocation
Amount, then the difference between the Holder's Cap Allocation Amount and the number of shares of Common Stock actually issued to such Holder shall be allocated to the respective Cap Allocation Amounts of the Investors on a pro rata basis in proportion to the number of Warrant Shares issuable upon exercise then held by the Investors.

		4.	No Fractional Shares or Scrip.  No fractional shares or
scrip representing fractional shares shall be issued upon the exercise of this Warrant. As to any fraction of a share which the Holder would otherwise be entitled to purchase upon such exercise, the Company shall issue one additional share of Common Stock.

		5.	Charges, Taxes and Expenses.  Issuance of certificates for
shares of Common Stock upon the exercise of this Warrant shall be made without charge to the Holder hereof for any issue or transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued in the name of the Holder of this Warrant or in such name or names as may be directed by the Holder of this Warrant; provided, however, that in the event certificates for shares of Common Stock are to be issued in a name other than the name of the Holder of this Warrant, this Warrant when surrendered for exercise shall be accompanied by the Assignment
Form attached hereto duly executed by the Holder hereof; and the Company may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.

		6.	Further Assurances.  The Company will take all action that
may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of stock, free from all taxes,liens and charges with respect to the issue thereof, on the exercise of all or any portion of this Warrant from time to time outstanding.

		7.	Transfer, Division and Combination.  (a) Subject to
compliance with any applicable securities laws, transfer of this Warrant and all rights hereunder, in whole or in part, shall be registered on the books of the Company to be maintained for such purpose, upon surrender of this Warrant at the principal office of the Company, together with a written assignment of this Warrant substantially in the form attached hereto duly executed by the Holder or its agent or attorney and funds sufficient to pay any transfer taxes payable upon the making of such transfer. Upon such surrender and, if required, such payment, the Company shall execute and deliver a new Warrant or Warrants in the name of the assignee or assignees and in the denomination or denominations specified in such instrument of assignment, and shall issue to the assignor a new Warrant evidencing the portion of this Warrant not so assigned, and this Warrant shall promptly be cancelled. A Warrant, if properly assigned, may be exercised by a new
Holder for the purchase of shares of Common Stock without having a new
Warrant issued.

			(b)	This Warrant may be divided or combined with
other Warrants upon presentation hereof at the aforesaid office of the Company, together with a written notice specifying the names and denominations in which new Warrants are to be issued, signed by the Holder or its agent or attorney. Subject to compliance with Section 7(a), as to any transfer which may be involved in such division or combination, the Company shall execute and deliver a new Warrant or Warrants in exchange for the Warrant or Warrants to be divided or combined in accordance with such notice.

			(c)	The Company shall prepare, issue and deliver at its
own expense (other than transfer taxes) the new Warrant or Warrants under this Section 7.

			(d)	The Company agrees to maintain, at its aforesaid
office, books for the registration and the registration of transfer of the Warrants.

		8.	No Rights as Shareholder until Exercise.  This Warrant
does not entitle the Holder hereof to any voting rights or other rights as a shareholder of the Company prior to the exercise hereof. Upon the surrender of this Warrant and the payment of the aggregate Exercise Price, the Warrant Shares so purchased shall be and be deemed to be issued to such Holder as the record owner of such shares as of the close of business on the later of the date of such surrender or payment.

		9.	Loss, Theft, Destruction or Mutilation of Warrant.  The
Company covenants that upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant certificate or any stock certificate relating to the Warrant Shares, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it (which shall include the posting of a bond only if the Holder is not the purchaser of this Warrant under the Purchase
Agreement or an affiliate of such purchaser), and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, the Company will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of such Warrant or stock certificate.

		10.	Saturdays, Sundays, Holidays, etc.  If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall be a Saturday, Sunday or a legal holiday, then such action may be taken or such right may be exercised on the next succeeding day not a Saturday, Sunday or legal holiday.

		11.	Adjustments of Exercise Price and Number of Warrant Shares.

			(a)	Stock Splits, etc. The number and kind of securities
purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time upon the happening of any of the following.  In case the Company shall (i) pay a dividend in shares of
Common Stock or make a distribution in shares of Common Stock to the
Holders of its outstanding Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares of Common Stock,
(iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock or (iv) issue any shares of its capital stock in a reclassification of the Common Stock, then the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the Holder of this Warrant shall be entitled to receive the kind and number of Warrant Shares or other securities of the Company which he would have owned or have been entitled to receive had such
Warrant been exercised in advance thereof.  Upon each such adjustment of the kind and number of Warrant Shares or other securities of the Company which are purchasable hereunder, the Holder of this Warrant shall thereafter be entitled to purchase the number of Warrant Shares or other securities resulting from such adjustment at an Exercise Price per Warrant Share or other security obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares purchasable pursuant hereto immediately prior to such adjustment and dividing by the number of Warrant Shares or other securities of the
Company resulting from such adjustment.  An adjustment made pursuant to this paragraph shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

			(b)	Reorganization, Reclassification, Merger,
Consolidation or Disposition of Assets. In case the Company shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another corporation (where the Company is not the surviving corporation or where there is a change in or distribution with respect to the Common Stock of the Company), or sell, transfer or otherwise dispose of all or substantially all its property, assets or business to another corporation and, pursuant to the terms of such reorganization, reclassification, merger, consolidation or disposition of assets, shares of common stock of the successor or acquiring corporation, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("Other Property"), are to be received by or distributed to the holders of Common Stock of the Company, then the Holder shall have the right thereafter to receive, upon exercise of this Warrant, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and Other Property receivable upon or as a result of such reorganization, reclassification, merger, consolidation or disposition of assets by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such event. In case of any such reorganization, reclassification, merger, consolidation or disposition of assets, the successor or acquiring corporation (if other than the Company) shall expressly assume the due and punctual observance and performance of each and every covenant and condition of this Warrant to be performed and observed by the Company and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined in good faith by resolution of the Board of Directors of the Company) in order to provide for adjustments of shares of Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 11. For purposes of this Section 11, "common stock of the successor or acquiring corporation" shall include stock of such corporation of any class which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 11 shall similarly apply to successive reorganizations, reclassifications, mergers, consolidations or disposition of assets.

			(c)	Nominal Adjustment.  The Company shall not be
required to make an adjustment in the Exercise Price under this Section 11 if such adjustment is less that $0.03. However, the Company shall be required to carry forward on its books all adjustments that would have been made but for this Section 11(c) and shall take such adjustment into account when making subsequent adjustments under this Section 11. All calculations under this Section 11 shall be made to the nearest cent.

		12.	Voluntary Adjustment by the Company.  The Company
may at any time during the term of this Warrant, reduce the then current Exercise Price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

		13.	Notice of Adjustment.  Whenever the number of Warrant
Shares or number or kind of securities or other property purchasable upon the exercise of this Warrant or the Exercise Price is adjusted, as herein provided, the Company shall promptly mail by registered or certified mail, return receipt requested, to the Holder of this Warrant notice of such adjustment or adjustments setting forth the number of Warrant Shares (and Other Property) purchasable upon the exercise of this Warrant and the Exercise Price of such Warrant Shares (and Other Property) after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which such adjustment was made. Such notice, in the absence of manifest error, shall be conclusive evidence of the correctness of such adjustment.

		14.	Notice of Corporate Action.  If at any time:

			(i)	the Company shall take a record of the holders of its
Common Stock for the purpose of entitling them to receive a dividend or other distribution, or any right to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property, or to receive any other right; or

			(ii)	there shall be any capital reorganization of the
Company, any reclassification or recapitalization of the capital stock of the Company or any consolidation or merger of the Company with, or any sale, transfer or other disposition of all or substantially all the property, assets or business of the Company to, another corporation; or

			(iii)	there shall be a voluntary or involuntary dissolution,
liquidation or winding up of the Company;

then, in any one or more of such cases, the Company shall give to the Holder
(i) at least 30 days prior written notice of the date on which a record date shall be selected for such dividend, distribution or right or for determining rights to vote in respect of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, liquidation or winding up, and (ii) in the case of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, at least 30 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause also shall specify
(i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, the date on which the holders of Common
Stock shall be entitled to any such dividend, distribution or right, and the amount and character thereof, and (ii) the date on which any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up is to take place and the time, if any such time is to be fixed, as of which the holders of Common
Stock shall be entitled to exchange their shares of Common Stock for securities or Other Property deliverable upon such disposition, dissolution, liquidation or winding up. Each such written notice shall be sufficiently given if addressed to the Holder at the last address of the Holder appearing on the books of the Company and delivered in accordance with Section
16(d).

		15.	Authorized Shares.

			(a)	The Company covenants that during the period the
Warrant is outstanding, it will reserve from its authorized and unissued
Common Stock a sufficient number of shares to provide for the issuance of the Warrant Shares upon the exercise of any purchase rights under this Warrant. The Company further covenants that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for the Warrant Shares upon the exercise of the purchase rights under this Warrant. The Company will take all such reasonable action as may be necessary to assure that such Warrant Shares may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of the Principal Market upon which the Common Stock may be listed.

			(b)	The Company shall not by any action, including,
without limitation, amending its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate to protect the rights of the Holder against impairment. Without limiting the generality of the foregoing, the Company will (i) not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the amount payable therefor upon such exercise immediately prior to such increase in par value, (ii) take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, and (iii) use its best efforts to obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Company to perform its obligations under this Warrant.

			(c)	Upon the request of the the Holder, the Company
will at any time during the period this Warrant is outstanding acknowledge in writing, in form reasonably satisfactory to the Holder, the continuing validity of this Warrant and the obligations of the Company hereunder.

			(d)	Before taking any action which would cause an
adjustment reducing the current Exercise Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, the Company shall take any corporate action which may be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of such Common Stock at such adjusted Exercise Price.

			(e)	Before taking any action which would result in an
adjustment in the number of shares of Common Stock for which this Warrant is exercisable or in the Exercise Price, the Company shall obtain all such authorizations or exemptions thereof, or consents thereto, as may be necessary from any public regulatory body or bodies having jurisdiction thereof.

		16.	Miscellaneous.

			(a)	Jurisdiction. This Warrant shall be binding upon any
successors or assigns of the Company.  This Warrant shall constitute a contract under the laws of New York  without regard to its conflict of law principles or rules, and be subject to arbitration pursuant to the terms set forth in the Purchase Agreement.

			(b)	Restrictions.  The Holder hereof acknowledges that
the Warrant Shares acquired upon the exercise of this Warrant, if not registered, will have restrictions upon resale imposed by state and federal securities laws.

			(c)	Nonwaiver and Expenses.  No course of dealing or
any delay or failure to exercise any right hereunder on the part of the Holder shall operate as a waiver of such right or otherwise prejudice the Holder's rights, powers or remedies, notwithstanding all rights hereunder terminate on the Termination Date. If the Company fails to comply with any provision of this Warrant, the Company shall pay to the Holder such amounts as shall be sufficient to cover any costs and expenses including, but not limited to, reasonable attorneys' fees, including those of appellate proceedings, incurred by the Holder in collecting any amounts due pursuant hereto or in otherwise enforcing any of its rights, powers or remedies hereunder.

			(d)	Notices.  Any notice, request or other document
required or permitted to be given or delivered to the Holder hereof by the Company shall be delivered in accordance with the notice provisions of the Purchase Agreement.

			(e)	Limitation of Liability.  No provision hereof, in the
absence of affirmative action by the Holder to purchase shares of Common
Stock, and no enumeration herein of the rights or privileges of the Holder hereof, shall give rise to any liability of the Holder for the purchase price of any Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

			(f)	Remedies.  The Holder, in addition to being entitled
to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Warrant.  The
Company agrees that monetary damages would not be adequate
compensation for any loss incurred by reason of a breach by it of the provisions of this Warrant and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

			(g)	Successors and Assigns.  Subject to applicable
securities laws, this Warrant and the rights and obligations evidenced hereby shall inure to the benefit of and be binding upon the successors of the Company and the successors and permitted assigns of the Holder. The provisions of this Warrant are intended to be for the benefit of all holders from time to time of this Warrant and shall be enforceable by any such Holder or holder of Warrant Shares.

			(h)	Indemnification.  The Company agrees to indemnify
and hold harmless the Holder from and against any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses and disbursements of any kind which may be imposed upon, incurred by or asserted against the Holder in any manner relating to or arising out of any failure by the Company to perform or observe in any material respect any of its covenants, agreements, undertakings or obligations set forth in this Warrant; provided, however, that the Company will not be liable hereunder to the extent that any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses or disbursements are found in a final non-appealable judgment by a court to have resulted from the Holder's negligence, bad faith or willful misconduct in its capacity as a stockholder or warrantholder of the Company.

			(i)	Amendment.  This Warrant may be modified or amended or the provisions hereof waived with the written consent of the Company and the Holder.

			(j)	Severability.  Wherever possible, each provision of
this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Warrant.

			(k)	Headings.  The headings used in this Warrant are for
the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.

		IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officer thereunto duly authorized.

Dated: February 7,  2000

							DiaSys Corporation


							By: /s/ Todd M. DeMatteo




NOTICE OF EXERCISE



To:	[Transfer Agent]

		(1)	The undersigned hereby elects to purchase ________
shares of Common Stock (the "Common Stock"), of DiaSys Corportion
pursuant to the terms of the attached Warrant, and  [   ] tenders herewith
payment of the exercise price in full OR  [   ] tenders the Warrant for
cashless exercise, together with all applicable transfer taxes, if any.

		(2)	Calculation of cashless exercise value, if applicable:
_________________
____________________________________________________________
_______________________________________________.

		(3)	Please issue a certificate or certificates representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:

				_______________________________
				(Name)

				_______________________________
				(Address)

				_______________________________


Dated:



	______________________________
							Signature






ASSIGNMENT FORM

(To assign the foregoing Warrant, execute this form and supply required information.
Do not use this form to exercise the Warrant.)



		FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to

_______________________________________________ whose
address is

________________________________________________________
_______.

________________________________________________________
_______

							Dated:  ______________,
_______


			Holder's Signature:
	_____________________________

			Holder's Address:
	_____________________________


	_____________________________


Signature Guaranteed:
___________________________________________


NOTE: The signature to this Assignment Form must correspond with the name as it appears on the face of the Warrant, without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank or trust company. Officers of corporations and those acting in an fiduciary or other representative capacity should file proper evidence of authority to assign the foregoing Warrant.

<DOCUEMENT>
   [TYPE]                  EX-27
   [DESCRIPTION]           FDS - -

[ARTICLE]                  5
[MULTIPLIER]	         	1,000

[PERIOD-TYPE]                      6 - MOS
<FISCAL-YEAREND>                   JUNE - 30 - 2000
[PERIOD-END]                       DEC - 31 - 1999
[CASH]                                   226
[SECURITIES]             		                0
<RECEIVABLE>		                           340
[ALLOWANCES]             	              	<19>
[INVENTORY]		                            320
<CURRENT - ASSETS>		                    1088
[PP&E]		                                 233
[DEPRECIATION]	             	           <108>
<TOTAL - ASSETS>		                      1521
<CURRENT - LIABILITIES>	 	               149
[BONDS]             	                     	0
<PREFERRED - MANDATORY>	                  	0
[PREFERRED]            	                  	0
[COMMON] 		                                3
<OTHER - SE>		                          1369
<TOTAL -LIABILITY - AND - EQUITY> 		    1521
[SALES]	                                 530
<TOTAL - REVENUE>	                       530
[CGS]	                                   129
<TOTAL - COSTS>	                         725
<OTHER - EXPENSES>	                       0
<LOSS - PROVISION>	                       0
<INCOME - PRETAX>	                     <311>
<INCOME - TAX>	                          	0
<INCOME - CONTINUING>	                 <311>
[DISCONTINUED]	                          	0
[EXTRAORDINARY]	                         	0
[CHANGES]	                               	0
<NET - INCOME>	                        <311>
<EPS - PRIMARY>	                       <.10>
<EPS - DILUTED>	                       <.10>