Form 10-Q
period 2000-03-31
DIASYS CORP
filed 2000-05-16
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period N/A  to   N/A

Commission File number: 0-24974

DiaSys Corporation
(Exact name of small business issuer as specified in its charter)

                           DELAWARE
(State or other jurisdiction of incorporation or organization)

                        06-1339248
                      (I.R.S. Employer ID #)

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:
XXX  Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 10, 2000.

Common Stock: 6,062,780

DiaSys Corporation



NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Basis of the Presentation:

Nature of the Report: The balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods present, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company' Form 10-KSB for the most recent fiscal year.

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

Note 2. Legal Proceedings:

As previously disclosed, the Company was awarded damages of $335,000 in a certain arbitration action against Intelligent Medical Imaging, Inc. (NASD:
IMII OB). Subsequent to the award, IMI filed for bankruptcy protection against the Company and numerous other creditors. The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors. In light of IMI's insolvency, the Company has elected not to recognize a receivable in this matter, and to recognize any payment as and when received.

Note 3. Stock Split

On February 25, 2000, the Board of Directors of DiaSys Corporation authorized a two-for-one common stock split to stockholders of record on March 8, 2000. The stock split has been retroactively reflected in the accompanying financial statements.

DIASYS CORPORATION

BALANCE SHEETS

                                             March 31           June 30
                                             2000               1999
                                            (Unaudited)        (Audited)
ASSETS
Cash and equivalents                       $  875,728          $   724,415
Accounts Receivable, less allowance for
Doubtful accounts of $19,000                  425,228              225,839
Finance Receivables, net                      191,135              106,027
Inventories                                   320,312              322,364
Prepaid expenses and other assets              78,150               59,019

           Total Current Assets             1,890,554            1,437,664

EQUIPMENT, FURNITURE AND FIXTURES,
LESS ACCUMULATED DEPRECIATION                 121,107              123,197

OTHER ASSETS:
Computer software, less
  accumulated amortization                     45,169               43,458
Patent, less accumulated amortization          61,352               61,113
Long term finance receivables, net            153,338              105,716
Other Assets                                    3,739                 -

Total Assets                               $2,275,258           $1,771,148

       LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities

Accounts payable and
  accrued expenses                         $  153,437           $  107,120
COMMITMENTS

STOCKHOLDER'S EQUITY
Preferred Stock $.001 par value:                    1                   -
  Authorized 100,000 shares,
  1,000 shares outstanding
  as of March 31, 2000
Common Stock $.001 par value:
  Authorized 99,900,000 shares,
  outstanding 6,062,780 at March 31,
  2000 and 6,012,280
  at June 30, 1999                              6,063                 6,154
Additional Paid in Capital                  9,804,838             8,764,051
Accumulated deficit                        (7,689,081)           (7,106,537)

Total Stockholder's Equity                  2,121,821             1,664,028

TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY                      $2,275,258            $1,771,148

                                        DIASYS CORPORATION
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                              Nine Months              Three Months
                              Ended March 31           Ended March 31
                              2000       1999          2000         1999

NET SALES                 $   762,215   $ 422,751    $  234,236  $  179,008

COST OF GOODS SOLD            208,591      95,529        79,361      32,140

GROSS PROFIT                  553,624     327,222       154,875     146,868
% of Net Sales                 73%         77%             66%          82%

OPERATING EXPENSES
Selling                       519,261     556,675       159,620      172,393
General and Administrative    395,966     343,331       194,564       54,522
Research and development      237,756     222,339        73,418       40,624
   Total Operating Expenses 1,152,983   1,122,345       427,602      267,539

LOSS FROM
OPERATIONS                  (599,359)    (795,123)     (272,727)    (120,671)

OTHER INCOME                  16,813       63,653           875       23,756

NET LOSS                   $(582,546)   $(731,470)    $(271,852)    $(96,915)

WIEGHTED AVERAGE OF COMMON
SHARES OUTSTANDING         6,062,780    6,010,610      6,062,780    6,012,280

BASIC AND DILUTED LOSS
PER COMMON SHARE            ($0.10)      ($0.12)        ($0.04)       ($0.02)


                                    DIASYS CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                    Nine Months Ended March 31, 2000
                                        1999                  1998
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                            ($582,546)              ($731,470)
Adjustments to reconcile net loss
 to net cash flows from operating
 activities:
     Amortization of patents           11,000                  24,000
     Depreciation of equipment,
     furniture & fixtures              18,000                  16,000
Changes in operating assets
  and liabilities
Account Receivables                  (284,498)               (173,586)
Inventory                               2,052                 (29,126)
Prepaid expenses and other
 current assets                       (19,131)                (67,474)
Accounts payable and accrued
 expenses                              46,317                  24,270

Net cash flows from operating
 activities                          (808,806)               (937,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment,
 furniture and fixtures               (15,908)                (14,245)
Increase in finance receivables       (47,622)                      -
Cost of computer software              (1,711)                      -
Cost of Patents                       (11,238)                (31,212)
Other Assets                           (3,739)                      -
Net Cash flows from
 investing activities                 (80,218)                (45,457)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of
 common stock and warrants          1,040,337                  48,125
Net Cash flows from
 financing activities               1,040,337                  48,125

NET CHANGE IN CASH AND EQUIVALENTS    151,313                (934,718)

CASH AND EQUIVALENTS
 BEGINNING OF PERIOD                  724,415               2,001,569

CASH AND EQUIVALENTS
 END OF PERIOD                      $ 875,728              $1,066,851


                               DIASYS CORPORATION
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   Common Stock      Preferred Stock   Paid-in  Accumulated
                   Shares      Par   Shares    Par      Capital  Deficit

BALANCE,
 December 31,199   6,017,780  $6,018     -      -    $8,783,483  $(7,417,230)

Exercise of
 30,000 options       30,000      30     -      -       125,970         -
Exercise of
 15,000 options       15,000      15     -      -        53,423         -
Sale of
 Preferred Stock          -       -   1,000     1       841,962         -
Net Loss                                                            (271,852)

BALANCE,
 March 31, 2000    6,062,780  $6,063  1,000    $1    $9,804,838  $(7,689,081)





PART I

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. The Company completed its initial public offering on January 10, 1995 and trades on NASDAQ under the symbol "DIYS".

Item 2. Management's Discussion and Analysis of Financial Condition and Result's of Operation:

PRODUCT STRATEGY:

The Company's product strategy is to develop workstation products and systems that improve accuracy and reduce the costs to perform routine medical testing procedures.

"R/S" Series: The Company's first family of products is the "R/S" series of urine sediment workstations. These workstations increase the accuracy, productivity and safety of the numerous laboratories, which routinely analyze urine sediment. The "R/S" family is comprised of three models:

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

Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing hundreds of urine tests per day; and, (iii) local hospital laboratories performing as few as 100 tests per week. The "R/S" series workstations have also been the subject of numerous favorable evaluations and publications including the Journal of Laboratory Medicine, Clinical Lab Products magazine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, College Of American Pathology Today and Urinalysis News.

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

The CytoSys: The Company has developed a new methodology for cell counting, sorting and analysis for research applications, especially with regard to the study of human diabetes and non-human fluids. Work with cultured cells often requires a precise knowledge of the cell count both to standardize conditions and to carry out quantitative experiments. The Company expects to release this product at the meeting of the Clinical Laboratory Management Association (CLMA) later this year.

Additional Product Development: The Company is developing several additional workstation products, which automate and standardize routine analysis of human and non-human fluids. Each workstation is or will be designed to increase the precision and reduce the cost of performing an otherwise labor intensive, manually oriented laboratory procedure.

SALES PLAN:

North America: The Company sells and services its workstation-products through its headquarters offices in Waterbury, CT. North America is organized into six distinct sales regions. Each sales office is staffed by a manager and each manager is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Field Service Coordinator, a Director of Strategic Accounts and a marketing associate, each located at the Company's headquarters office.

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

As of March 31, 2000 there were over 180 customers using Bayer/DiaSys systems in North America.

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

Government Contracts: The Company has been awarded two supply contracts: (i) one by the General Services Administration (GSA), and (ii) one by the Veteran's Association. The GSA contract allows government agencies to purchase workstations, and the Federal Supply Schedule (FSS) allows the network of Veteran's Hospitals to lease workstations on a "cost-per-test" basis, circumventing the need for the capital budgeting process.

Hua Sin Science Co., LTD: Effective March 1, 1999 the Company entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of BAYER's CLINITEK series urine chemistry analyzers in China. The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999. As of March 31, 2000 Hua Sin has ordered 107 "R/S" urine sediment workstations, 65 of which have or in the process of being delivered.

Lenta, LTD: Effective August, 1 1999, the Company entered into a multiple year Sales and Service agreement with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St, (Lenta). Lenta is a leading distributor of urinalysis and diagnostic equipment with headquarter officers in Istanbul and 14 correspondent offices throughout Turkey. The Company officially commenced joint operations with Lenta on September 7, 1999 in Istanbul. As of March 31, 2000 Lenta has: (i) ordered fifty (50) R/S series urine sediment workstations of which twenty (20) have been delivered; and (ii) ten (10) FE-2 workstations for fecal concentrates, all of which have been delivered.

Other Significant Contracts: The Company has established a number of other important relationships with large-scale national laboratory networks and buying groups. The Company's workstations are used in multiple sites in each of the five largest commercial laboratory networks in the nation.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

As of March 31, 2000, the Company had cash and equivalents of $875,728 compared to $226,173 at December 31, 1999. The increase in cash and equivalents was mainly due to the sale of 1,000 shares of convertible preferred of which the Company received net proceeds before legal and accounting costs of $895,000. Additionally, the Company received total proceeds of $179,438 from the exercise of warrants and options. (see OTHER INFORMATION , below.)

Based on cash and continuing operations, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.

RESULTS OF OPERATIONS

Net Revenue:

The Company's net revenue increased 31% to $234,236 for the third quarter 2000 from $179,008 for the same period last year. Revenue increased 80% to $762,215 for the nine-months ending March 31, 2000 from $422,751 for the same period last year. The increase in Net Revenue was due to continued implementation of the Company's sales programs.

Gross Profit:

Gross profit margins decreased to 66% for the third quarter 2000 from 82% compared to the same period last year. The Company's nine-month gross profit margin decreased to 73% from 77% compared to the same period last year. Gross profit margins decreased in the third quarter due to increased manufacturing costs associated with the expense of two "R/S" subassemblies. Management expects gross profit margins to increase as the two subassemblies are brought to full production.

Selling General And Administrative (SG&A):

For the three-month period ending March 31, 2000, SG&A increased to $354,184 from $226,915 for the same period last year. This increase was mainly due to certain unusual legal and accounting fees of approximately $80,000 associated with the Company's merger and acquisition plan.

For the nine-month period ending March 31, 2000, SG&A remained essentially flat at $915,227 compared to $900,006 for the same period last year.

Research And Development (R&D):

R&D expenses increased to $73,418 for the third quarter 2000 from $40,624 for the same period last year. The increase was due to higher costs associated with the Company's new product development.

R&D expenses increased slightly to $237,756 for the nine-months ending March 31, 2000 from $222,339 for the same period last year.

Net (Loss):

Net loss increased to $271,852 for the third quarter 2000 from $96,915 for the same period last year. The increase in loss was mainly due to certain unusual legal and accounting fees of approximately $80,000 associated with the Company's merger and acquisition plan.

Net loss decreased to $582,546 for the nine-month period ending March 31, 2000 from $731,470 for the same period last year. Management attributes the decrease in net loss to increased sales, continued cost control of the Company's operating expenses, and lower acquisition-related expenses.

 PART II   OTHER INFORMATION

Item 1. Legal Proceedings:

As previously disclosed, the Company was awarded damages of $335,000 in a certain arbitration action against Intelligent Medical Imaging, Inc. (NASD:
IMII OB). Subsequent to the award, IMI filed for bankruptcy protection against the Company and numerous other creditors. The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors. In light of IMI's insolvency, the Company has elected not to recognize a receivable in this matter, and to recognize any payment as and when received.

Item 5. Other Information:

On February 7, 2000, Registrant entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares (the "Preferred") and accompanying 5 year warrants (the "Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto, Ontario, Canada. The terms of the Preferred are as provided for in Certificate of Designations filed with the Secretary of the State of Delaware. The
Agreement provides that the investors will purchase the Preferred and Warrants in three tranches: the first tranche of $1 million on February 7, 2000; the second tranche of $1 million, provided certain conditions are met, 60 days after a registration statement filed by the Registrant with the Securities and Exchange Commission (the "SEC") registering the common shares underlying the Preferred and the Warrants, is declared "Effective" by the SEC (the "Effective Date"); and the third tranche of $2 million, provided certain conditions are met, 90 days after the Effective Date. Accordingly, on February 7 , 2000, the Registrant received gross proceeds of $1 million and sold and issued 1,000 Preferred, convertible into 100,000 common shares, subject to adjustment, and 23,762 Warrants, subject to adjustment, having an exercise price of $13.8875 per share.

On February 8, 2000, the Company received proceeds of $126,000 from the exercise of 15,000 warrants issued on January 10, 1995 to the Company's underwriter pursuant to the underwriting agreement between Tasin & Company and the Company with respect to the Company's initial public offering. Additionally, on March 9, 2000, the Company received proceeds of $53,438 from the exercise of 7,500 Options.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DiaSys Corporation

Date: March 15, 2000


 Todd M. DeMatteo,
 President and Chief Executive Officer



	Marshall A. Smith
	Vice President and Chief Financial Officer