Form 10KSB
period 2000-06-30
DIASYS CORP
filed 2000-10-12
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
(X)	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]


For the fiscal year ended:  June 30, 2000

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934	[NO FEE REQUIRED]

For the transition period   N/A   to   N/A

Commission File number: 0-24974

DiaSys Corporation
Exact name of small business issuer as specified in its charter)

DELAWARE                                                        06-1339248
(State or other jurisdiction of incorporation or organization)(IRS Employer ID#)

49 Leavenworth Street, Waterbury, CT 06702
________________________________________________________________________________
(Address of principal executive offices)

(203) 755-5083
________________________________________________________________________________
(Issuer's Telephone number including area code)

None
________________________________________________________________________________
 (Former name, address and/or fiscal year if changed from last report)

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

Registrant's revenues for the most recent fiscal year were $940,830.

As of September 28, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was $52,208,559 based upon an average closing price of $8.306 for the five trading days immediately prior thereto.

As of September 28, 2000, the Registrant had 6,285,644 shares of common stock



PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to words such as "anticipate", "believe", "plan", "estimate", "expect", "seek", "intend", and other similar expressions, constitute forward looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results", as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources". Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail book environments and the risks associated with capacity constraints, systems development, management of growth and business expansion. Except as required by law, whether as a result of new information, future events or otherwise, readers, however, should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission ('SEC").

DiaSys Corporation (the "Company") designs, develops, manufactures and distributes instruments which standardize and automate routine, labor intensive procedures in hospital, clinical and private physician laboratories. The Company was organized in March, 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993. The Company completed its initial public offering ("Offering") in January, 1995.

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

The "R/S" series workstations are the preferred practice for major laboratory networks and health maintenance organizations (HMO's) such as SmithKline Beecham and Kaiser Permanente, and was profiled in 1997 Spin-off, the annual report of technology published by the National Aeronautical And Space Administration (NASA).

The Company has also entered into strategic distribution agreements regarding the promotion and sale of its "R/S" series workstations with and by Bayer Corporation in the United States, Bayer Incorporated in Canada, Allegiance Healthcare, a subsidiary of Cardinal Health (NYSE:CAH), and Hua Sin Science Co. LTD, the exclusive distributor of BAYER's urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

"FE" Series:

The Company's second family of products is the "FE" series of workstations for fecal concentrates. More specifically, the FE-2 and FE-2i are counter top instruments which automate and reduce the cost of microscopic analysis of fecal concentrates. Microscopic analysis of feces is performed by thousands of hospital, public health and private commercial laboratories world-wide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an out-patient basis, and quickly provides confirmatory results.

The "FE" series workstations increase the level of safety and precision by \automating the aspiration, resuspension, staining or diluting, transfer, presentation and disposal of fecal concentrates. They also eliminate the need and cost of disposable pipettes, microscope slides, and cover slips.
Each "FE" workstation reduces analysis time and increases accuracy by establishing strict physical parameters of the viewing area. Moreover, since the fecal concentrate is contained in and manipulated through a sealed system, the technologist is no longer exposed to prolonged inhalation of the noxious nature of the fecal material.

The CytoSys:

The Company has developed a new methodology for cell counting, sorting and analysis for research applications, especially with regard to the study of human diabetes. Work with cultured cells often requires a precise knowledge of the cell count both to standardize conditions and to carry out quantitative experiments. The Company announced the CytoSys 1 at the international meeting of American Association of Clinical Chemists/American Society of Clinical Laboratory Scientists (AACC/ASCLS) in July. The CytoSys received substantial interest from numerous domestic and international customers. The Company expects to release "first" production CytoSys workstations to market in January 2001.

Additional Workstation Products:

The Company is developing several additional workstation products which automate and standardize routine analysis of human and non-human fluids. Each workstation is or will be designed to increase the precision and reduce the cost of performing an otherwise labor intensive, manually oriented laboratory procedure.

Sales, Marketing, And Distribution

North America:

The Company sells and services its workstation-products through its headquarter offices in Waterbury, Connecticut. North America is organized into six distinct sales regions. Each region is staffed by a manager and each manager is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Director Of
Marketing Services and a Manager of Field Services, each located at the Company's headquarter office.

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

As of September 28, 2000, there were over 250 customers using one or more Bayer/DiaSys systems in North America.

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

Allegiance:

On June 27, 2000, the Company entered into a multiple year distribution agreement with Allegiance Healthcare Corp., a subsidiary of Cardinal Health, Inc. (NYSE:CAH). Allegiance is America's leading provider of health-care products and cost-management services needed by hospitals, laboratories and others in health care. Under the terms of the agreement, Allegiance will promote and distribute the Company's urine sediment workstations through its 120 sales reps and numerous supply relationships. The Company is in the process of training Allegiance's rep's in the field.

Hua Sin Science Co. LTD:

Effective March 1, 1999, the Company entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of BAYER's CLINITEK series urine chemistry analyzers in China. The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999. As of September 28, 2000, Hua Sin ordered 107 R/S 2003 urine sediment workstations, 85 of which have been delivered.

Additionally, on May 4, 2000, the Health Ministry of China certified the Company's urinalysis and fecal concentrate workstations for use by all 60,000 medical laboratories in China. The Health Ministry of China is the equivalent of the Food and Drug Administration (FDA) in the United States.

Kaiser Permanente:

Effective April 1, 1999, the Company entered into a three-year product supply agreement with Kaiser Foundation Health Plan, Inc., the nations leading not for profit integrated health system. The DiaSys Urine Sediment Analyzer was selected by the Kaiser Permanente Standards and Sourcing Team for Hematology as the recommended product to be used in conjunction with their standard urinalysis analyzers whenever a microscopic urine test is required. The agreement does not include minimum commitments. However, as of September 1, 2000, there were 14 Kaiser-managed laboratory facilities using one or more DiaSys workstations.

Lenta LTD:

Effective August 1, 1999, the Company entered into a multiple year Sales and Service agreement with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St. (Lenta). Lenta is a leading distributor of urinalysis and diagnostic equipment with headquarter offices in Istanbul and 14 correspondent offices throughout Turkey. The Company officially commenced joint operations with Lenta on September 7, 1999 in Istanbul. As of September 28, 2000, Lenta has ordered 120 workstations, 71 of which have been delivered.

Government Contracts:
The Company has been awarded two Federal supply contracts: (i) one by the General Services Administration (GSA), and (ii) one by the Department of Veteran's Affairs (FSS). The GSA contract allows government agencies to purchase workstations, and the FSS allows the network of veteran and military hospitals to install workstations on a "cost-per-test" basis. As of September 28, 2000, the Company has installed 35 workstations under these awards.

Other Significant Relationships:

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

The "FE" Series:

The Company knows of no other workstation product, which automates resuspension, aspiration and presentation of fecal concentrates for microscopic analysis.

CytoSys:

The Company knows of no other workstation product, which automates the microscopic analysis of multiple body fluids for under $50,000.

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

Insurance

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

Employees

As of June 30, 2000 the Company employed 18 persons, 6 of whom were engaged in sales and marketing, 4 in research and development, 3 in manufacturing, and 5 in administrative, finance and other clerical support activities.

ITEM 2.  PROPERTIES

The Company leases 8,290 square feet of space at 49 Leavenworth Street, Waterbury, Connecticut for its headquarters, research and development and assembly operations. The Company's lease expires February 28, 2001. The Company pays an annual rent of $64,488 inclusive of all management fees, real estates taxes, common area charges and other such expenses normally incurred in a leasehold facility. The Company pays rent in equal monthly installments of $5,374.

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed, the Company announced on November 19, 1996, that it entered into a product integration agreement ("Agreement") with Intelligent Medical Imaging, Inc ("IMI"). IMI subsequently breached the agreement. On January 12, 1998, the Company served IMI a formal notice and request for arbitration seeking $2.7 million in damages. IMI counter claimed for damages of $2.1 million. The matter was submitted to arbitration on October 5, 1998. On December 15, 1998, the arbiters found that IMI in fact breached the Agreement and committed liable against DiaSys. The arbiters also dismissed IMI's counter claims in total. Due to the worsening financial condition of IMI, the Company agreed subsequently to a stipulated settlement of $325,000.

On November 29, 1999, IMI filed for bankruptcy protection against the Company and numerous other creditors. The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors. In light of IMI's insolvency, the Company has elected not to recognize a receivable in this matter, and to recognize any payment as and when received.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which 6,274,768 shares were issued and outstanding as of June 30, 2000.

Commencing January 10, 1995 the Company's Common Stock began trading on the NASDAQ Small Cap Market System under the symbol DIYS for the Common Stock.

As of September 28, 2000 the Company's Common Stock was held by in excess of 600 beneficial holders.

The following table sets forth the high and low closing bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual trade transactions.



                                      Common Stock

Year Ended June 30, 2000
                                      High    Low

1st  Quarter                          4.875   4.500
2nd  Quarter                          5.875   4.500
3rd  Quarter                          9.219   5.000
4th  Quarter                          9.500   8.688


Year Ended June 30, 1999
                                      High    Low

1st  Quarter                          6.063   4.125
2nd  Quarter                          4.500   4.313
3rd  Quarter                          4.500   4.313
4th  Quarter                          4.813   4.625


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


LIQUIDITY AND CAPITAL RESOURCES
                                       FISCAL

                                      2000 		             1999
                                   (In dollars, except for ratios)

TOTAL CURRENT ASSETS					          $3,387,033	         $1,437,664
TOTAL CURRENT LIABILITIES					        115,161		           107,120
WORKING CAPITAL						               3,271,872	          1,330,544

WORKING CAPITAL RATIO TO 1				           29.4		              13.4

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

FINANCIAL CONDITION

Working capital increased by $1,941,328 from June 30, 1999 to June 30, 2000. Cash and equivalents increased by $1,690,841 over the same period. The increase in cash, cash equivalents and working capital were mainly due to the sale of 3,000 shares of convertible preferred in which the Company received net proceeds of $2,645,949.

On February 7, 2000, the Company entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares (the "Preferred") and accompanying 5 year warrants (the "Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto,
Ontario, Canada. The terms of the Preferred are as provided for in Certificate of Designations filed with the Secretary of the State of Delaware. The Agreement provides that the investors will purchase the Preferred and Warrants in three tranches: the first tranche of $1 million was purchased on February 7th, 2000; the second tranche of $2 million was purchased on June 28th, 2000; and the final tranche of $1 million is expected to be purchased in October, 2000.

Inventory decreased slightly from $322,364 in fiscal year 1999 to $314,309 in fiscal year 2000.

As of June 30, 2000 the Company had no outstanding debt other than customary trade payables.

The Company has sufficient funds and resources on hand to discharge its obligations atleast for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

The Company's gross revenue increased by 59% or $350,840 from $589,990 for fiscal year 1999 to $940,830 for fiscal year 2000. The increase in revenue reflects continued implementation of the Company's strategic sales program and strong international sales of the Company's workstation products.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company's gross profit (revenue less cost of goods sold) increased by 75% or $280,976 from $374,873 for fiscal year 1999 to $655,849 for fiscal year 2000. The Company's gross profit margins (gross profit divided by revenue) increased to 69.7% for fiscal year 2000 from 63.5% for fiscal year 1999. The increase in gross profit percentage was mainly due to favorable pricing of raw materials and added production efficiency.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company's SG&A expenses decreased slightly from $1,244,950 for fiscal year 1999 to $1,239,935 for fiscal year 2000, a decrease of $5,015. The decrease in SG&A was due primarily to continued cost control. In fiscal year 2000, the Company had legal and accounting costs associated with its merger & acquisition plan and offering costs. Without the effects of these costs, SG&A would have decreased an additional $48,617 to $1,191,318.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses increased by 46% or $130,174 from $283,109 for fiscal year 1999 to $413,283 for fiscal year 2000. The increase in R&D was mainly attributable to the development of three new workstations, two of which have been announced to the market.

NET (LOSS)

The Company's net loss decreased 12% or $125,920, from $1,071,686 in fiscal year 1999 to $945,766 in fiscal year 2000. The decrease was due primarily to increased sales, continued cost control, and adherence to the Company's strategic plan. Without the effects of legal and accounting costs associated with the Company's merger & acquisition plan and offering costs, net loss would have decreased 16% to $897,149 in fiscal year 2000 as compared to the same period last year.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials or labor to the Company could affect the prices charged by the Company to its clients.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

FINANCIAL CONDITION

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

The Company's fixed assets, net of depreciation, increased 50% or $40,953 from $82,244 for 1998 to $123,197 in 1999. The increase was due primarily to expenses incurred in connection with the cost of parts and subassemblies needed to construct certain, non-commercially available testing equipment specific to the Company's product development plans.

As of June 30, 1999 the Company had no outstanding debt other than customary trade payables.

RESULTS OF OPERATIONS

REVENUES

The Company's gross revenue increased by 35.5% or $154,625 from $435,365 for fiscal year 1998 to $589,990 for fiscal year 1999. The increase in Net Revenue was the result of continued implementation of the Company's over-all strategic sales program.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company's gross profit (Revenue less cost of goods sold) increased by $91,435 from $283,438 for fiscal year 1998 to $374,873 for fiscal year 1999. The Company's gross profit percentage (gross profit divided by revenue) decreased to 63.5% for fiscal year 1999 from 65.1% for fiscal year 1998. The decrease in gross profit percentage was substantially due to reducing the value of "first generation" R/S 2000 workstations manufactured in 1993 and 1994 to salvage value. Without the effects of these inventory adjustments, the gross margin percentage would have increased to 69.0%.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors and Officers" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" and the information as to beneficial ownership of the Company's Common Stock and Warrants in the table under the caption "Election of Directors" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None
                                     PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

                  Form 8-K was filed on October 12, 2000


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
________________________________________________________________________________

By: (Signature and Title)*                        Todd M. DeMatteo
Date:                                             President, CEO and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

________________________________________________________________________________
Todd M. DeMatteo
President, CEO and Director				                              Date:

________________________________________________________________________________
Marshall A. Smith
Chief Financial Officer,					                                Date:
Assistant Secretary

________________________________________________________________________________
Conard R. Shelnut
Secretary and Director					                                  Date:

________________________________________________________________________________
Robert P. Carroll
Director							                                              Date:

________________________________________________________________________________
Dr. Robert Engel
Director							                                              Date:

________________________________________________________________________________
Anthony P. Towell
Director							                                              Date:




                     INDEX TO FINANCIAL STATEMENTS








                                                              Page


Independent Auditors' Report                                  16

Financial Statements:

	  Balance sheet at June 30, 2000                             17

  	Statements of operations for the years ended
   June 30, 2000 and 1999                                     18

  	Statements of changes in stockholders' equity
   for the years ended June 30, 2000, 1999, and 1998          19

  	Statements of cash flows for the years ended
   June 30, 2000 and 1999                                     20


  	Notes to financial statements                              21-28










INDEPENDENT AUDITORS' REPORT




Board of Directors
DiaSys Corporation


We have audited the balance sheet of DiaSys Corporation as of June 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation at June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.







                                                 	WISS & COMPANY, LLP

Livingston, New Jersey
August 17, 2000 except for Note 14 for which the date is September 29, 2000


                               BALANCE SHEET
                               JUNE 30, 2000

                                  ASSETS



CURRENT ASSETS:
  Cash and equivalents                $  2,415,256
  Accounts receivable, less
  allowance for doubtful  accounts
   of $40,000                              426,267
  Finance receivables, net                 118,597
  Inventories                              314,309
  Prepaid expenses and other
   current assets                          112,604
      Total Current Assets                                  $  3,387,033

EQUIPMENT, FURNITURE AND FIXTURES,
LESS ACCUMULATED DEPRECIATION                                     88,032

OTHER ASSETS:
 	Computer software, less accumulated
   amortization of $26,361                  27,500
 	Patents, less accumulated
   amortization of $192,154                 43,687
 	Deferred acquisition costs                13,395
 	Long-term finance receivables, net       146,978
                                                                 231,560
                                                            $  3,706,625

                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                            $    115,161

COMMITMENTS:

STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value:
   Authorized 100,000 shares,
   issued 2,000                         $         2
  Common stock $.001 par value:
   Authorized 99,900,000 shares,
   $6,274,768 issued                          6,275
  Additional paid-in-capital             11,657,434
  Accumulated deficit                    (8,072,247)
      Total Stockholders' Equity                               3,591,464
                                                            $  3,706,625


                             STATEMENTS OF OPERATIONS




                                            Year Ended June 30,
                                           2000            1999



NET SALES                             $   940,830     $   589,990

COST OF GOODS SOLD                        284,981         215,117

GROSS PROFIT                              655,849         374,873


OPERATING EXPENSES:
Selling                                   673,436         754,040
General and administrative                566,499         490,910
Research and development                  413,283         283,109
                                        1,653,218       1,528,059

LOSS FROM OPERATIONS                     (997,369)     (1,153,186)

INTEREST INCOME                            51,603          81,500

NET LOSS                              $  (945,766)   $ (1,071,686)



WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                              6,210,094      6,052,698



BASIC AND DILUTED LOSS PER COMMON
SHARE                                 $      (.15)   $      (.18)




                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                             Common           Preferred
                             Stock            Stock     Paid-in     Accumulated
                  Shares     Par Value Shares Par Value Capital     Deficit

BALANCE, JUNE
30, 1998:         5,997,280  $ 5,997    -     $  -      8,716,441   (6,034,851)

YEAR ENDED JUNE
30, 1999:
	Issuance of 500,000
  shares of common
  stock for investment
  banking advisory
  services         500,000       500    -       -            (500)      -
	Exercise of 15,000
  options           15,000        15    -       -           48,110      -
	Net loss               -          -    -       -              -     (1,071,686)
BALANCE, JUNE
30, 1999         6,512,280   $ 6,512    -       -       $8,764,051  $(7,106,537)

YEAR ENDED JUNE
30, 2000:
	Cancellation of
  500,000 share
  of common stock
  for investment
  banking advisory
  services       (500,000)     (500)    -      -             500        -
	Exercise of
  28,500 options   28,500        29     -      -         101,225        -
	Exercise of
  30,000 warrants  30,000        30     -      -         125,970        -
	Sale of Preferred
  Stock                 -         -   1,000      1       841,953        -
	Conversion of 650
  shares of preferred
  stock to 132,224
  shares of common
  stock interest  132,224       132    (650)    (1)         (131)        -
	Conversion of 250
  shares of preferred
  stock to 51,200
  shares of common
  stock interest   51,200        51     (250)     -          (51)        -
	Conversion of 100
  shares of preferred
  stock to 20,564
  shares of common
  stock interest   20,564        21     (100)     -          (21)        -
 Sale of
  Preferred             -         -     2,000     2    1,803,994         -

	Common stock issued
  as Additional Amount
  payable to preferred
  stockholders
  (see Note 7)          -         -        -     -        19,944        (19,944)
	Net Loss               -         -        -     -        -            (945,766)
               6,274,768     $6,275    $2,000   $2   $11,657,434    $(8,072,247)




                         STATEMENTS OF CASH FLOWS



                                               Year Ended June 30,

                                             2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $   (945,766)     $  (1,071,686)
Adjustments to reconcile net loss
 to net cash flows from operating
 activities:
			Amortization of patents and
    software                                   54,692              48,769
			Depreciation of equipment,
    furniture and fixtures                     46,779              37,080
			Bad debt expense                            17,000                   -
			Changes in operating assets and
   liabilities:
				  Accounts receivable                    (217,428)           (113,795)
				  Inventories                               8,055              67,777
  				Prepaid expenses and other
       current asset                          (66,980)            (43,656)
  				Accounts payable and accrued
       expenses                                 8,040              50,966
   					Net cash flows from operating
        activities                         (1,095,608)         (1,024,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, furniture and
  fixtures                                    (11,614)            (78,033)
 Costs of computer software                    (1,711)            (52,150)
 Costs of patents                             (19,597)            (47,712)
	Increase in finance receivables              (53,832)           (122,840)
					   Net cash flows from investing
        activities                            (86,754)           (300,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from the issuance of
  preferred stock                           2,645,949                   -
	Proceeds from issuance of
  common stock and warrants                   227,254              48,126
   					Net cash flows from financing
        activities                          2,873,203              48,126

NET CHANGE IN CASH AND EQUIVALENTS          1,690,841          (1,277,154)

CASH AND EQUIVALENTS, BEGINNING
OF YEAR                                       724,415           2,001,569

CASH AND EQUIVALENTS, END OF YEAR         $ 2,415,256         $   724,415



SUPPLEMENTAL CASH FLOW INFORMATION:
	Interest paid                            $        31         $         -
	Income taxes paid                        $         -         $         -

NONCASH FINANCING ACTIVITIES:
	Common stock dividends issued to
 preferred stockholders                       (19,944)                  -
	Cancellation of common shares                    500                   -
                                              (19,444)                  -



NOTE 1-  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

	Nature of the Business - DiaSys Corporation ("the Company"), designs, develops, manufactures, and distributes proprietary products for medical and clinical laboratory applications. The Company distributes its products primarily through regional sales managers employed by the Company and through distributors in North America, Europe and Pacific Asia and the Middle East.

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

	Computer Software - Computer software is recorded at cost and is amortized over a 3-year life.

	Patent Costs - The costs of obtaining patents are amortized over a 3-year life.

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

	Stock Options - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2000 and 1999.

	Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's proforma net loss and net loss per share would have been approximately $(1,376,898) $(.22) per share in 2000 and ($1,354,272) ($.45) per share in 1999, using the Black-
Scholes option pricing model.

	The fair value of options granted in 2000 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.5%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's
Common Stock of 31.0% and a weighted-average expected life of the options of
8 years.

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

	Stock Split - On March 8, 2000, the Board of Directors declared a two-for-one stock split on the Company's Common Stock to holders of record on March 28,
2000.  All share and per share data presented reflect the two-for-one stock split.

NOTE 2  -	FINANCE RECEIVABLES:

	Net investment in sales-type leases are summarized as follows:

       Minimum lease payments receivable           $298,361
       Unearned income                              (32,786)
       Net investment in sales-type leases         $265,575

		Minimum lease payments to be received under the above lease agreements as of
  June 30, 2000, are as follows:

                  Year Ending June 30,

                          2001                        $127,476
                         	2002                         100,635
                         	2003                          48,877
                          2004                          10,637
	                         2005                          10,328
                         	2006                             408

                                                      $298,361

NOTE 3  -	INVENTORIES:

	Inventories at June 30, 2000 consist of the following:

                  Raw material                        $217,542
                  Finished goods                        96,767

                                                      $314,309

NOTE 4  -	CONCENTRATION OF CREDIT RISK:

	Included in cash and equivalents is a mutual fund consisting of U.S. Treasury bill investments of approximately $2,380,000 maturing at weekly intervals, bearing interest between 5.1% and 5.9% per annum.

	Net finance receivables due within one year total $118,597 excluding interest, net long-term finance receivables due in more than one year total $146,978, excluding interest.  The Company performs credit evaluations and acquires a security interest in each finance receivable pursuant to the Uniform
Commercial Code.

NOTE 5  -	EQUIPMENT, FURNITURE AND FIXTURES:

	Equipment, furniture and fixtures at June 30, 2000 are summarized as follows:

             Machinery and equipment                   $178,461
             Furniture and fixtures                      53,186

                                                        231,647
             Less:  Accumulated depreciation            143,615

                                                       $ 88,032

NOTE 6   -	INCOME TAXES:

		For income tax reporting purposes, the Company has a December 31 year-end.
The Company has a net operating loss carryforward of approximately $7,700,000 at June 30, 2000 (including net losses for the six months ended June 30,
2000) which can be used to offset future federal taxable income through 2020.

	The significant components of the Company's deferred tax assets at June 30,
2000 are summarized below:

            Allowance for doubtful accounts            $    16,000
            Net operating loss tax carryforwards         3,090,000

                                                         3,106,000
            Valuation allowance                         (3,106,000)

                                                       $         -

	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has determined, based on the Company's recent net loss, that a full valuation allowance is appropriate at June 30, 2000.

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

 Of the 100,000 shares of authorized but undesignated Preferred Stock, 4,000 shares are Series A Convertible Preferred Stock, with a par value of $.001 per share. On February 7, 2000 two investor groups entered into a Stock Purchase Agreement to purchase these 4,000 shares of Series A Convertible Preferred Stock and accompanying five year warrants to purchase the Company's Common Stock. The Series A Convertible Preferred Stock does not carry any voting rights, nor does it bear any dividends. The holders of shares of Series A Convertible Preferred Stock, shall have the right to convert each share of Series A Convertible Preferred Stock into Common Stock. Each holder is required to convert all shares of Series A Convertible Preferred Stock outstanding on the date that is three years after the Issuance Date for a price per share equal to the conversion price on the maturity date. As per the Certificate of Designations, the Series A Convertible Preferred Stock will be issued in three tranches: the first tranch of 1,000 shares was sold on February 7, 2000; the second tranch of 2,000 shares was sold on June 28, 2000; and the third tranch of 1,000 shares, provided certain conditions are met, will be sold 90 days after a registration statement filed by the Registrant with the Securities and Exchange Commission registering the common shares underlying the Series A Convertible Preferred Stock is declared effective by the SEC.

	The holder of the Series A Convertible Preferred Stock is entitled to an 8%
per annum Additional Amount in common stock from the time the preferred stock was acquired until conversion.

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

	An additional amendment, approved at a 2000 meeting of the Board of Directors, increased the number of shares available for granting Options to purchase such shares to a total of 1,000,000.


	Outstanding Options at June 30, 2000 are as follows:


          Exercise        Shares     Exercise Price     Expiration
            Date         Issuable      Per Share           Date

February 1996             60,000         $1.25         February 2004
February 1997              4,000          3.00         February 2005
September 1997             6,000          3.44        September 2005
February 1998              8,000          3.63         February 2006
September 1998           126,000          3.06        September 2006
November 1998             10,000          2.88         November 2006
February 1999             66,000          3.53         February 2007
June 1999                 20,000          3.00             June 2007
September 1999            10,000          3.50        September 2007
January 2000              10,000          2.81          January 2008
February 2000             60,000          2.94         February 2008
May 2000                   4,000          4.44              May 2008
September 2000            26,000          4.56        September 2008
January 2001              10,000          4.31          January 2009
February 2001             60,000          4.38         February 2009
May 2001                  78,000          5.00              May 2009
September 2001            14,000          4.56        September 2009
October 2001              20,000          4.50          October 2009
December 2001             10,000          4.81         December 2009
February 2002             60,000          6.25         February 2010
March 2002                91,000          9.13            March 2010
April 2002                50,000          9.19            April 2010
  Total Options
  Outstanding            803,000       $1.25-9.19

	Options under the Incentive Stock Option Plan are summarized as follows:

                                          Year Ended June 30, 2000
                                                            Weighted-
                                          Shares             Average
                                       Under Option       Exercise Price
Options outstanding at
 beginning of year                        635,000              $3.23
Options granted                           279,000               7.31
Options expired/withdrawn                 (82,500)              4.91
Options exercised                         (28,500)              3.55
Options outstanding at end of year        803,000               4.48

Option price per share                   $1.25-9.19

Options exercisable:
	Number of shares                         342,000               2.84



	The following table summarizes option data as of June 30, 2000:

                               Weighted -
                               Average      Weighted -             Weighted -
    Range of                  Remaining      Average                Average
    Exercise     Number      Contractual    Exercise    Number     Exercise
     Prices    Outstanding       Life         Price   Exercisable    Price

  $1 to 2.50     60,000         $1.66         $1.25     60,000       $1.25
$2.51 to 5.00   542,000          5.52          3.77    282,000        3.18
$5.01 to 7.50    60,000          7.65          6.25       -             -
$7.51 to 10.00  141,000          7.76          9.15       -             -

                803,000                                342,000

NOTE 9 - COMMITMENTS:

	Leases - The following is the future minimum rental payment required for all non-cancellable operating leases:

               Year Ending June 30,
                      2001                    $  42,984

	Officer's Compensation - One of the Company's officers has an employment agreement for a one year term expiring January 1, 2001 which is renewable upon mutual consent of the parties. For the years ended June 30, 2000 and 1999, the officer earned annual base compensation of $175,000 and $150,000, respectively.

NOTE 10 - MAJOR CUSTOMERS:

	Sales to foreign customers and one domestic customer as a percentage of net sales totalled 27% and 11% in 2000 and 14% and 0% in 1999.

NOTE 11 - VENDOR CONCENTRATION:

	Purchases from three unaffiliated suppliers comprised approximately 41% of the
Company's net purchases in 2000.

NOTE 12 - LITIGATION SETTLEMENT:

	In December 1999, the Company won an arbitration award from Intelligent Medical
Imaging, Inc. (IMI).  Due to the worsening financial condition of IMI,the
Company subsequently agreed to a $325,000 final settlement of the award.  On
November 29, 1999, IMI filed for bankruptcy protection against the Company and numerous other creditors.  The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors.  In light of
IMI's insolvency, the Company has elected not to recognize a receivable in this matter, and to recognize any payment as and when received.  As of June 30, 2000 the Company has recorded $29,833 received to date.

NOTE 13 - INVESTMENT ADVISORY AGREEMENT:

	During fiscal 2000, the Company entered into an investment advisory agreement pursuant to which an investment advisor was hired to assist the Company in finding a suitable merger or acquisition candidate by September 30, 2000.
The Company issued 500,000 shares of its common stock to the investment advisor subject to cancellation if a suitable candidate was not identified.
As a satisfactory merger candidate was not located, the 500,000 shares were cancelled by the Company on October 1, 2000, and were recorded at June 30,
2000 at par value.

NOTE 14 - SUBSEQUENT EVENTS:

	On September 29, 2000 the Company acquired all of the capital stock of Intersep Ltd., a United Kingdom based manufacturer of diagnostic laboratory products. The proposed purchase price will be determined by multiplying the manufacturer's audited fiscal year ending December 31, 2000 EBITDA, defined as earnings before interest, taxes, depreciation and amortization by a factor of 7.5. The purchase price will be paid with a cash payment of $500,000 and any outstanding debt at the closing date, and the issuance of DiaSys common shares for the purchase price in excess of the $500,000 cash payment. Assuming other conditions are met, additional purchase price will be paid in common stock over the next three years based on EBITDA for the given year.

	An officer of the manufacturer has an employment agreement which expires on
December 31, 2003 for $100,000 per annum which is renewable automatically at the end of each year unless written notice of termination is provided by either party.



DIASYS CORPORATION

FINANCIAL REPORT
JUNE 30, 2000