Form 10-Q
period 2000-09-30
DIASYS CORP
filed 2000-11-14
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2000, the Company had 6,285,644 common shares outstanding.

DiaSys Corporation



NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Basis of the Presentation:

Nature of the Report: The accompanying consolidated financial statements include the accounts of DiaSys Corporation and Intersep Ltd. from the date of acquisition on September 30, 2000. The balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods present, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Note 2. Intersep Ltd. Acquisition:

Effective September 30, 2000, the Company acquired all of the capital stock of Intersep Ltd., a United Kingdom based manufacturer of diagnostic laboratory products and test kits. Under the terms of acquisition, the Company will pay to Intersep stockholders a number of shares of DiaSys common stock determined by multiplying Intersep's EBITDA for the year ending December 31, 2000 by 7.5x and deducting from such sum $500,000 and the amount of Intersep's indebtedness as of December 31, 2000 and by dividing the result by the closing price of $8.33. Assuming other conditions are met, additional consideration may be paid by DiaSys in DiaSys common stock based on Intersep's EBITDA results for the years ending December 31, 2001; 2002; and, 2003.

The acquisition has been accounted for using the purchase method of accounting, and, therefore, the purchase price has been allocated to the assets purchased and the liabilities assumed. It is estimated that additional purchase price will be paid at December 31, 2000 resulting in an excess of purchase price over the fair value of the net assets. Such additional purchase price will be allocated to capitalized technology and goodwill.

The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations as if the Company had acquired Intersep Ltd. as of the beginning of the period presented.

Given effect of the Intersep acquisition, revenues on a pro forma basis for the quarter ending September 30, 2000 would have been $637,902 as compared to $416,858 for the same period last year. Net loss would have been $(155,432) or $(0.02) per share for the period ending September 30, 2000 as compared to $(157,432) or $(0.02) per share for the same period last year.

The unaudited pro forma information is provided for informational purposes only. This information is based on historical information and is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the period, nor is it indicative of future results of operations of the combined entities.

Note 3. Legal Proceedings:

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

Note 4. Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2000.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $(383,859) $(0.06) per share atSeptember 30, 2000, using the Black-Scholes option pricing model.





                     DIASYS CORPORATION & SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                  September 30, 2000        June 30, 2000

                                     (Unaudited)              (Audited)
CURRENT ASSETS:


Cash and equivalents                $1,549,591                 $2,415,256

Accounts receivable, less
allowance for doubtful
accounts of $40,000                    678,828                    426,267

Finance receivables, net               159,515                    118,597

Inventories                            443,517                    314,309

Prepaid expenses and other
current assets                         159,285                    112,604

Total Curent Assets                  2,990,736                  3,387,033



EQUIPMENT, FURNITURE AND
FIXTURES, LESS  ACCUMULATED
DEPRECIATION                           295,845                     88,032



OTHER ASSETS:


Computer software, less
accumulated amortization                18,348                     27,500

Patents, less accumulated
amortization                            58,008                     43,687

Deferred acquisition and
offering costs                          13,795                     13,395

Capitalized technology, less
accumulated amortization               216,439                          -

Long-term finance receivables,
net                                    260,145                    146,978


Total Assets                        $3,853,316                $3,706,625



LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES


Accounts payable and accrued
expenses                               $343,688                  $115,161

Line of Credit                          109,007                         -


Total Current Liabilities               452,695                   115,161

COMMITMENTS:

Long-term debt                           50,455                         -

Total Liabilities                       503,150                   115,161


STOCKHOLDERS' EQUITY:


Preferred stock $.001 par value:
Authorized 100,000 shares,
2,000 shares outstanding                      2                         2

Common stock $.001 par value:
Authorized 99,900,000 shares,
outstanding 6,285,644 at
9/30/00 and 6,274,768
outstanding at 6/30/00                    6,285                     6,275

Additional-paid-in-capital           11,655,253                11,657,434

Accumulated deficit                  (8,311,374)               (8,072,247)

Total Stockholders' Equity            3,350,166                 3,591,464

Total Liabilities and
Stockholders' Equity                 $3,853,316                $3,706,625



                         DIASYS CORPORATION & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                   Three Months Ended, September 30,
                                         2000              1999


NET SALES                              $364,464          $225,804
COST OF GOODS SOLD                      109,200            80,882
GROSS PROFIT                            255,264           144,922

OPERATING EXPENSES:
Selling                                 228,043           153,727
General and administrative              178,922            74,700
Research and development                120,034            81,304
                                        526,999           309,731

LOSS FROM OPERATIONS                   (271,735)         (164,809)

INTEREST INCOME                          32,608            10,437

NET LOSS                              $(239,127)        $(154,372)



WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     6,285,053         6,512,280



BASIC AND DILUTED LOSS
PER COMMON SHARE                          $(0.04)            (0.02)








                     DIASYS CORPORATION & SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (UNAUDITED)



                    Common Stock     Preferred Stock    Paid-in-  Accumulated
                  Shares Par Value  Shares  Par Value    Capital    Deficit

BALANCE, JUNE
30, 2000        6,274,768   $6,275   2,000        $2   11,657,434  $(8,072,247)


YEAR ENDED JUNE 30, 2001

Exercise of
warrants to
purchase 5,476
shares of
common stock        5,476         5     --        --           (5)          --

Exercise of
warrants to
purchase 5,400
shares of
common stock        5,400         5     --         --          (5)          --

Offering costs
of prior year
sale of preferred
stock                  --        --     --         --       (2,171)         --

Net Loss               --        --     --         --           --   (239,127)

BALANCE SEPTEMBER
30, 2000        6,285,644     $6,285  2,000        $2   11,655,253  $(8,311,374)



                       DIASYS CORPORATION & SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                       Three Months Ended, September 30,

                                           2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                  $(239,127)          $(154,372)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Amortization of patents and software          9,825               7,000
Depreciation of equipment, furniture and
fixtures                                      8,450               6,000
Bad debt expense                                 --                  --

Changes in operating assets and liabilities:
Accounts receivable                         (86,314)            (38,102)
Inventories                                  14,710              22,413
Prepaid expenses and other current
assets                                         (822)            (29,348)
Accounts payable and accrued expenses        96,813             (17,111)

Net cash flows from operating activities   (196,465)           (203,520)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and
fixtures                                     (5,666)             (7,703)
Costs of computer software                                           --
Costs of patents                            (14,321)             (5,629)
Deferred Acquisition cost                   (33,875)                 --
Acquisition of Intersep Ltd.               (500,000)                 --
Increase in finance receivables            (113,168)             (9,433)

Net cash flows from investing activities   (667,030)            (22,765)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of
preferred stock                              (2,170)                 --
Proceeds from issuance of
common stock and warrants                        --             (18,938)

Net cash flows from financing activities     (2,170)            (18,938)

NET CHANGE IN CASH AND EQUIVALENTS         (865,665)           (207,347)
CASH AND EQUIVALENTS, BEGINNING
OF PERIOD                                 2,415,256             724,415
CASH AND EQUIVALENTS, END OF PERIOD       1,549,591             517,068




PART I

DiaSys Corporation (the "Company") was organized in 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in 1993. The Company completed its initial public offering on January 10, 1995 and trades on NASDAQ under the symbol "DIYS". On September 30, 2000, the Company acquired all of the capital stock of Intersep Limited, a United Kingdom based manufacturer of diagnostic laboratory products and test kits.

STRATEGY

Since its inception, the Company has adhered to a precise business strategy; namely: to identify gaps in the product offerings of leading medical diagnostic manufacturers; to fill the gaps with practical, cost effective automation; to protect the technology with broad-based patents and trademarks; to secure market acceptance of the technology; and, to then build strategic sales and distribution alliances with the leaders in the industry (see: STRATEGIC RELATIONSHIPS below). The strategy also contemplates growth through strategic business combinations (see: NOTE 2. above).

PRODUCTS

With the acquisition of Intersep, the Company's products can be broadly classified into two categories, (i) workstation-systems which increase the accuracy and reduce the cost to perform routine laboratory analysis of various body fluids; and, (ii) disposable diagnostic reagents and test kits which provide accurate, early diagnosis of certain medical conditions, especially parasites in blood and feces. Each category can be further described as follows:

Workstations

The Company's workstation-systems are composed of the "R/S", "FE", and, "CytoSys" series of products. The "R/S" workstation-systems increase the accuracy, productivity and cost-efficiency of the thousands of medical laboratories worldwide, which routinely analyze urine sediment. The "R/S" family is comprised of three models: The R/S 1000 serves the needs of laboratories conducting fewer than 20 urine tests at a time such as doctor office laboratories, out patient clinics, and "stat" labs where accuracy, standardization and quick turnaround are of utmost importance. The R/S 2000 serves mid-sized laboratories such as general hospitals. The R/S 2003 accommodates high volume laboratories such as clinical reference labs. There are hundreds of "R/S" series workstation-systems installed around the world within numerous national laboratory networks and core medical facilities.
The "R/S" series workstation-systems are currently the Company's main source of revenue.

The "FE" series workstation-systems are composed of the FE-2, FE-2i, collection tubes and fecal concentrators. These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results. The "FE" series workstation-systems are being newly introduced to the world markets in combination with the collection tubes and concentrators acquired through the Intersep acquisition.

The CytoSys 1 is the first of a family of workstation-systems, which automate and reduce the cost to perform microscopic analysis of multiple body fluids including cerebral spinal fluid, fine needle aspirations, serous, amniotic and other cell suspensions. The Company announced the CytoSys 1 at the international meeting of American Association of Clinical Chemists/American Society of Clinical Laboratory Scientists (AACC/ASCLS) in July 2000. The Company expects to release "first" production CytoSys workstations to market in January 2001.

Disposable Diagnostic Test Products and Kits

Through its acquisition of Intersep, the Company manufactures and distributes numerous consumable reagents and test kits. The markets for these products are hospital and commercial laboratories, bioteches, and pharmaceuticals.
The Company is in the process of developing the plans necessary to assimilate the products and markets of each company.

COMPETITION

"R/S" Series

The Company knows of no other products, which competes directly with the "R/S" series workstations. There are however five competing technologies for the "R/S" series: (i) traditional use of a microscope to examine a glass slide of urine sediment; (ii) traditional use of a microscope to examine urine sediments introduced into a pre-formed plastic slide assembly; (iii) a video imaging system which automatically "recognizes" and "counts" pre-stored images of "common shapes" found in urine sediment; (iv) a laser based system which detects "abnormal" urines thereby reducing the number which must be manually analyzed; and, (v) pre-screening using chemically treated reagent or "dip" strips.

The oldest technology is the use of a microscope to examine a glass slide of urine sediment. However, as described elsewhere, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive. Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher. The video imaging system on the market provides a "standard procedure" for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine. However, since the instrument requires expensive proprietary reagents to operate, and costs between $85,000 and $200,000 to acquire, the Company believes that only the largest laboratories with the most liberal budgets can justify the purchase and/or use of such a system. The laser-based system screens-out "normal" urines thereby reducing the number of "abnormal" urines requiring manual analysis. In addition to still requiring manual analysis of some samples, the laser-based system costs approximately $120,000. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

"FE" Series

The Company knows of no other workstation product, which automates the resuspension, aspiration and presentation of fecal concentrates for microscopic analysis.

"CytoSys" Series

The Company knows of no other workstation product, which automates the microscopic analysis of multiple body fluids for under $50,000.

Disposable Diagnostic Products and Test Kits

The disposable diagnostic product and test kit market is a multi-billion dollar industry made up of numerous companies, many of which have more financial resources, research and development, marketing, and distribution capabilities than the Company. The Company therefore believes that the commercial success of these products will depend upon their continued high quality, competitive advantages including price and acceptance by the Company's strategic trading partners.

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

SALES, MARKETING, AND DISTRIBUTION

North America

The Company sells and services its workstation-systems and consumable products through its headquarter offices in Waterbury, Connecticut. North America is organized into six distinct sales regions. A manager staffs each region and is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Director of Sales, a Director of Marketing and a Manager of Field Services, each located at the Company's headquarter office. Each sales manager earns a base salary, commissions and bonuses based upon achievement of monthly, quarterly and yearly quota objectives.

Sales in North America are facilitated by strategic marketing and distribution alliances with Bayer Corporation and Allegiance Healthcare in the United States and Bayer Incorporated in the Canada (see: Strategic Relationships below). Additionally, sales in North America are supported by telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

International

The Company sells and services its workstation-systems and consumable products in Europe, the Middle East and Africa through its subsidiary based in the United Kingdom. DiaSys Europe, Ltd. sells and services the Company's products almost exclusively through independent third party distributors. There is some direct selling in the United Kingdom. Distributors are generally exclusive to the territory they are assigned, and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement.

Chinese and Pacific Asian operations are managed by local distributors under the direction and guidance of the Company's President (see: Strategic Relationships below).

STRATEGIC RELATIONSHIPS

Bayer Corporation

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

As of September 30, 2000, there were over 250 customers using one or more Bayer/DiaSys systems in North America.

Bayer Incorporated

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

Allegiance

On June 27, 2000, the Company entered into a multiple year distribution agreement with Allegiance Healthcare Corp., a subsidiary of Cardinal Health, Inc. (NYSE:CAH). Allegiance is America's leading provider of health-care products and cost-management services needed by hospitals, laboratories and others in health care. Under the terms of the agreement, Allegiance will promote and distribute the Company's urine sediment workstations through its 120 sales reps and numerous supply relationships. The Company is in the process of training Allegiance's sales represenatives in the field.

Hua Sin Science Co. LTD

Effective March 1, 1999, the Company entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of BAYER's CLINITEK series urine chemistry analyzers in China. The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999. As of September 30, 2000, Hua Sin ordered 107 R/S
2003 urine sediment workstations, 85 of which have been delivered.

Additionally, on May 4, 2000, the Health Ministry of China certified the Company's urinalysis and fecal concentrate workstations for use by all 60,000 medical laboratories in China. The Health Ministry of China is the equivalent of the Food and Drug Administration (FDA) in the United States.

Kaiser Permanente

Effective April 1, 1999, the Company entered into a three-year product supply agreement with Kaiser Foundation Health Plan, Inc., the nations leading not for profit integrated health system. The DiaSys Urine Sediment Analyzer was selected by the Kaiser Permanente Standards and Sourcing Team for Hematology as the recommended product to be used in conjunction with their standard urinalysis analyzers whenever a microscopic urine test is required. The agreement does not include minimum commitments. However, as of September 30, 2000, there were 14 Kaiser-managed laboratory facilities using one or more DiaSys workstations.

Lenta LTD

Effective August 1, 1999, the Company entered into a multiple year Sales and Service agreement with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St. (Lenta). Lenta is a leading distributor of urinalysis and diagnostic equipment with headquarter offices in Istanbul and 14 correspondent offices throughout Turkey. The Company officially commenced joint operations with Lenta on September 7, 1999 in Istanbul. As of September 30, 2000, Lenta has ordered 120 workstations, 71 of which have been delivered.

Government Contracts

The Company has been awarded two Federal supply contracts: (i) one by the General Services Administration (GSA), and (ii) one by the Department of Veteran's Affairs (FSS). The GSA contract allows government agencies to purchase workstations, and the FSS allows the network of veteran and military hospitals to install workstations on a "cost-per-test" basis. As of September 30, 2000, the Company has installed 35 workstations under these awards.

Other Significant Relationships

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


FINANCIAL CONDITION:

Liquidity and Capital Resources:

As of September 30, 2000, the Company had cash and equivalents of $1,549,591 compared to $2,415,256 at June 30, 2000. The decrease in cash and equivalents was mainly due to the acquisition of Intersep Ltd.

Based on cash and continuing operations, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.

RESULTS OF OPERATIONS

Net Revenue:

The Company's net revenue increased $138,660 or 61% to $364,464 for the quarter ended September 30, 2000 compared to $225,804 for the same period last year. The increase in Net Revenue was due to continued implementation of the Company's strategic growth plan.

Gross Profit and Gross Profit Margins:

Gross profit and gross profit margins increased to $255,264 or 70% for the period ended September 30, 2000, up from $144,922 or 64% compared to the same period last year. The increase in gross profit and gross profit margins was due to continued sales growth and production efficiencies.

Selling General And Administrative (SG&A):

SG&A increased $178,538 or 78% to $406,965 for the period ended September 30, 2000 up from $228,427 for the same period last year. The increase in SG&A was mainly due to sales-related commissions and bonuses; a $17,500 NASDAQ assessment based on an increase of outstanding shares due to the stock split; legal and accounting fees associated with the Company's merger and acquisition plan; additional personnel in Finance; and, sales-related travel.

Research And Development (R&D):

R&D expenses increased $38,730 or 48% to $120,034 for the period ended September 30, 2000, up from $81,304 for the same period last year. The increase in R&D was due to a temporary addition to personnel in connection with the test and development of new products.

Net (Loss):

Net loss increased $84,755 or 55% to $(239,127) for the period ended September 30, 2000, up from $(154,372) for the same period last year. The increase in loss was mainly attributable to the increase in SG&A as noted above. The Company believes that its net loss will continue to decrease as the Intersep acquisition and related selling plans are implemented.

PART II   OTHER INFORMATION

Item 1. Other Information:

On February 7, 2000, Registrant entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares (the "Preferred") and accompanying 5 year warrants (the "Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto,
Ontario, Canada. The terms of the Preferred are as provided for in Certificate of Designations filed with the Secretary of the State of Delaware. The Agreement provides that the investors will purchase the Preferred and Warrants in three tranches: the first tranche of $1 million was purchased on February 7th, 2000; the second tranche of $2 million was purchased on June 28th, 2000; and the final tranche of $1 million is estimated to be drawn down in November, 2000.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DiaSys Corporation

Date: November 14, 2000


Todd M. DeMatteo,
President and Chief Executive Officer


Marshall A. Smith
Vice President and Chief Financial Officer



2



14