Form 10-Q
period 2000-12-31
DIASYS CORP
filed 2001-02-14
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2000

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes XX No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2000, the Company had 6,611,774 common shares outstanding.

DiaSys Corporation


PART I
FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

             DIASYS CORPORATION & SUBSIDIARY CONSOLIDATED BALANCE SHEETS



ASSETS                             December 31, 2000           June 30, 2000
                                     	(Unaudited)                 (Audited)
CURRENT ASSETS:
	Cash and equivalents                 $   2,194,410          $  2,415,256
	Accounts receivable,
 less allowance for doubtful
 accounts of $40,000                        865,696               426,267
	Finance receivables, net                   245,965               118,597
	Inventories                                451,356               314,309
	Prepaid expenses and other current assets  105,431               112,604
Total Current Assets                  $   3,862,858          $  3,387,033

EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION                    521,531                88,032

OTHER ASSETS:
	Computer software,
 less accumulated amortization                7,848                27,500
	Patents,
 less accumulated amortization            1,697,334                43,687
	Deferred acquisition and offering costs     53,743                13,395
	Long-term finance receivables, net         217,085               146,978
	Total Assets                          $  6,360,399          $  3,706,625

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses       323,173               115,161
Due to Bank                                   2,298                     -
		Total Current Liabilities            $    325,471          $    115,161

COMMITMENTS:
Long-term portion of hire contracts (U. K.)  45,932                    -

		Total Liabilities                    $    374,706          $    115,161

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value: Authorized
 100,000 shares, 2,700 shares outstanding         3                     2
Common stock $.001 par value: Authorized
99,900,000 shares, outstanding 6,407,774
and 204,000 shares to be issued at 12/31/00
and 6,274,768 outstanding at 6/30/00          6,611                 6,275
Additional paid-in-capital               14,508,228            11,657,434
Accumulated deficit                      (8,525,846)           (8,072,247)
Total Stockholders' Equity            $   5,985,693          $  3,591,464
Total Liabilities and
Stockholders' Equity                  $   6,360,399          $  3,706,625

See accompanying notes to the financial statements.

                                   DIASYS CORPORATION & SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                         Six Months Ended Dec. 31,    Three Months Ended Dec.31,
                           2000        1999              2000          1999

NET SALES              $  959,043    $ 527,979         $ 594,579     $  302,176
COST OF GOODS SOLD        353,082      129,230           243,883         48,348
GROSS PROFIT              605,961      398,749           350,696        253,828
%       Gross Profit %      63.2%       75.5%              59.0%          84.0%

OPERATING EXPENSES:
Selling                  417,597       359,641           189,554        205,915
General & administrative 454,039       201,402           275,116        126,703
Research and development 203,862       164,338            83,828         83,034
Total Operating Exp.s  1,075,498       725,381           548,498        415,652
LOSS FROM OPERATIONS    (469,537)     (326,632)         (197,802)      (161,824)
INTEREST INCOME           54,984        15,938            20,929          5,502
NET LOSS BEFORE TAXES   (414,553)     (310,694)         (176,873)      (156,322)
TAXES                     39,046             0            37,599              0
NET LOSS               ($453,599)    ($310,694)        ($214,472)     ($156,322)

WEIGHTED AVERAGE OF
COMMON SHARES
OUTSTANDING            6,309,700     6,017,780         6,284,580      6,017,780

BASIC AND DILUTED LOSS
PER COMMON SHARE          ($.07)        ($0.05)           ($0.03)        ($0.03)

See accompanying notes to financial statements.



























                                DIASYS CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (UNAUDITED)

                  Common Stock      Preferred Stock   Paid-in-   Accumulated
                  Shares Par Value  Shares Par Value  Capital      Deficit

BAL.JUNE 30,2000 6,274,768 6,275     2,000  $   2     $11,657,434   $(8,072,247)

Exercise of
preferred stock
warrants to
purchase 5,476
shares of common
stock               5,476     5             --                (5)          -
Exercise of
preferred stock
warrants to
purchase 5,400
shares of common
stock              5,400      5              --               (5)         --
Offering costs for
sale of preferred
Stock                                                                    (2,171)
Conversion of
Underwriter's
Warrants          60,000     60                                         251,940
Sale of
preferred stock                      1,000      1                       901,301
Conversion of
Preferred Stock
to Common         41,350     41       (200)                                 (41)
Conversion of
Preferred Stock
to Common         20,780     21       (100)                                 (21)
Shares to be
issued for the
acquisition of
Intersep.        204,000    204                                       1,699,796

Net Loss                                                               (453,599)

BALANCE
DEC. 31, 2000  6,611,774 $6,611       2,700 $    3    $14,508,228 $  (8,525,846)
See accompanying notes to financial statements.












                           DIASYS CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                              Six Months Ended,    December 31,
                                                 2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                  $   (453,599)        $   (310,694)
    Adjustments to reconcile net loss to
    net cash flows from operating activities:
     Amortization of patents and software           31,734               10,000
     Depreciation of equipment,
     furniture and fixtures                          5,103               12,000
     Taxes Unpaid                                   37,245                    0
Changes in operating assets and liabilities:
   Accounts receivable                            (215,290)             (94,415)
   Inventories                                       6,009                2,052
   Unpaid Common Stock                              10,224                    0
   Prepaid expenses and other current assets       (80,103)              12,677
   Accounts payable and accrued expenses            46,266               41,845
Net cash flows from operating activities          (612,411)            (327,535)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment,
   furniture and fixtures                             (295)             (13,680)
   Costs of patents and
   computer software                               (14,106)              (7,752)
   Purchase of Intersep, LTD.                     (500,000)
   Deferred acquisition and offering costs         (40,348)                 --
   Increase in finance receivables                (127,367)            (150,447)

Net cash flows from investing activities          (682,117)            (171,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of preferred stock         1                    0
   Offering cost                                        --              (17,766)
   Proceeds from issuance of common stock
   and warrants                                  1,151,131              (18,936)
   Reductions in finance payables                  (77,450)                 0
 Net cash flows from financing activities        1,073,682                1,170

NET CHANGE IN CASH AND EQUIVALENTS                (220,846)            (498,242)

CASH AND EQUIVALENTS, BEGINNING OF YEAR          2,415,256              724,415
CASH AND EQUIVALENTS, END OF PERIOD$             2,194,410       $      226,173

SUPPLEMENTAL CASH FLOW INFORMATION:
	Interest paid                        $         3,704       $          -
	Income taxes paid                    $         1,801       $            0
NONCASH FINANCING ACTIVITIES:
Common stock to be issued to
Intersep stockholders                   $        1,700,000       $            0
See accompanying notes to financial statements








Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Note 1.  Nature of the Business and Basis of the Presentation:

Nature of the Report: The accompanying consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe, Ltd. (formerly Intersep Ltd)(the Company) from its date of acquisition by DiaSys on September 30, 2000. The balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other financial statements are un-audited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods present, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

ect future events or circumstances.

Note 2. Intersep Ltd. Acquisition:

Effective September 30, 2000, the Company acquired all of the capital stock of Intersep Ltd., a United Kingdom based manufacturer of consumable laboratory products, reagents and test kits. The price for the acquisition was $500,000 paid at closing plus a commitment to issue a number of DiaSys common shares determined by multiplying Intersep's EBITDA for the year ended December 31, 2000 by 7.5x, less the sum of $500,000 and the amount of Intersep's indebtedness as of December 31, 2000 and by dividing the result by the $8.33 per share. Assuming other conditions are met, additional consideration may be paid by DiaSys in DiaSys common stock based on Intersep's EBITDA results for the years ending December 31, 2001, 2002, and 2003. The Company has not yet finalized Intersep's EBITDA forthe year ended December 31, 2000 due to certain inter-company transfers of inventory and other transactions. Accordingly, the Company's financial report for the period ended December 31, 2000 contemplates the issuance of 204,000 shares of common stock at a stipulated price of $8.33 per share in connection with the Intersep acquisition. The approximate 1,700,000 of additional purchase price has been allocated to patents.

The acquisition has been accounted for using the purchase method of accounting, and, therefore, the purchase price has been allocated to the assets purchased and the liabilities assumed. The Company is in the process of valuing certain intellectual property acquired in the Intersep purchase. It is expected that patents and unique intellectual property owned by Intersep will have an stimated fair market value in excess of $5,000,000.

Given effect of the Intersep acquisition, revenues on a pro forma basis for the quarter ending December 31, 1999 would have been $359,532, net loss would have been $(249,920) or $(0.04) per share for the same period last year (after considering the stock split). For the six months ended December 31, 2000, revenues would have been $1,230,843 as compared to $792,388 for the same period last year. Net Loss would have been $(370,403) or $(.06) per share as compared to $(407,259) or $(.07) per share for the same period last year.

The unaudited pro forma information is provided for informational purposes only. This information is based on historical information and is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the period, nor is it indicative of future results of operations of the combined entities.

PART II
OTHER INFORMATION


Note 1.  Legal Proceedings:

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

Note 2.  Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2000.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $(752,000) $(0.12) per share at December 31, 2000, using the Black-Scholes option pricing model.









FINANCIAL CONDITION:

Liquidity and Capital Resources:

As of December 31, 2000, the Company had cash and equivalents of $2,194,410 compared to $2,415,256 at June 30, 2000. The decrease in cash and equivalents was mainly due to the acquisition of Intersep Ltd.

Based on cash and continuing operations, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.



RESULTS OF OPERATIONS

Net Revenue:

Net revenue for the three month period ended December 31, 2000 increased $292,403 or 97% from $302,176 to $594,579 compared to the same period of the prior year. Net revenue for the six month period ended December 31, 2000, increased from $527,979 to $959,043, or 82%, over the same period of the prior year. The increase in Net Revenue for the three and six month periods was due primarily to the Intersep acquisition.



Gross Profit and Gross Profit Margins:

Gross profit for the three month period ended December 31, 2000 increased 38% from $253,828 to $350,696. Gross profit for the six month period ended December 31, 2000 increased 52% from $398,749 to $605,961. The increase in gross profit was due primarily to the acquisition of Intersep Ltd. and continued application of sound manufacturing and purchasing practices.

Gross profit margins for the three month period ended December 31, 2000 decreased from 84% to 59% over the comparable period of last year. Gross profit margins for the six month period decreased from 76% to 63%, also over the comparable period. The decrease in gross profit was primarily due to increased sales of certain consumable items having lower profit margins. The Company is in the process of deciding how to decrease manufacturing costs and increase sales price so as to raise over-all profit margins to historical levels.


Selling General And Administrative (SG&A):

For the three month period ended December 31, 2000, SG&A increased $132,052 or 40% from $332,618 to $464,670 over the prior comparable period. SG&A for the six month period ended December 31, 2000 increased $310,593 or 55% from $561,043 to $871,636 over the comparable period of the prior year. The increase in SG&A was due primarily to the acquisition of Intersep plus
NASDAQ and AMEX listing fees; increased legal, accounting, and acquisition-related travel expenses; additional personnel in Finance; and, increased sales related travel.


Research And Development (R&D):

R&D for the three month period ended December 31, 2000 remained essentially unchanged over the comparable period at $83,828 and $83,034, respectively. R&D for the six month period ended December 31, 2000 increased 24% from $164,338 to $203,862 over the comparable prior year period. The increase in R&D was due to development of two new workstation products.

Net (Loss):

For the three month period ended December 31, 2000, Net Loss increased 37% from $156,322 to $214,472 over the same three month period in 1999. Net Loss for the six month period ended December 31, 2000 increased 46% from $310,694 to $453,599 over the comparable six month period of the prior year. The increase in Net Loss was mainly attributable to increased General and Administrative costs, especially with regard to listing fees and merger/acquisition expenses. The Company believes that its Net Loss will decrease as the Intrsep acquisition and related selling plans are implemented.


PART II   OTHER INFORMATION

Item 1. Other Information:

On February 7, 2000, Registrant entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares
(the "Preferred") and accompanying 5 year warrants (the "Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H.
Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto, Ontario, Canada. The terms of the Preferred are as provided for in Certificate of Designations filed with the Secretary of the State of Delaware. The agreement provides that the investors will purchase the Preferred and Warrants in three tranches: the first tranche of $1 million was purchased on February 7th, 2000; the second tranche of $2 million was purchased on June 28th, 2000; and the final tranche of $1 million was purchased on November 17, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DiaSys Corporation

Date: February 14, 2001


Todd M. DeMatteo,
President and Chief Executive Officer


Robert J. Andrejko
Chief Accounting Officer



3



4


5