Form 10-Q
period 2001-03-31
DIASYS CORP
filed 2001-05-16
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended:  March 31, 2001

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period N/A to N/A

Commission File number: 0-24974

DiaSys Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

06-1339248
(I.R.S. Employer ID #)

81 West Main Street, Waterbury, CT    06702
(Address of principal executive offices)

203-755-5083
(Issuer's Telephone number including area code)

49 Leavenworth Street, Waterbury, CT 06702
(Former name, address and/or fiscal year if changed from last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2001, the Company had 6,847,999 common shares outstanding.

DiaSys Corporation

PART I
FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                      DIASYS CORPORATION & SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                         ASSETS        March 31, 2001    June 30, 2000
                                               (Unaudited)     (Audited)
CURRENT ASSETS:
Cash and equivalents                          $1,785,146     $2,415,256
Accounts receivable, less allowance
For doubtful accounts of $80,000                 837,780        426,267
Finance receivables, net                         134,909        118,597
Inventories                                      491,581        314,309
Prepaid expenses and other current assets        132,692        112,604
       Total Current Assets                   $3,382,108     $3,387,033

EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION                         311,796         88,032

OTHER ASSETS:

Computer software,
less accumulated amortization                     15,083         27,500
Patents, less accumulated amortization         2,675,542         43,687
Deferred acquisition and offering costs            9,669         13,395
Long-term finance receivables, net               161,477        146,978
	Total Assets                            $6,555,675     $3,706,625

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses            230,860        115,161
Due to Bank                                        6,308              -
		Total Current Liabilities            237,168        115,161

COMMITMENTS:
Long-term portion of hire contracts (U. K.)       40,701             -
Total Liabilities                              $ 277,869       $115,161

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value: Authorized
100,000 shares, 1,460 shares issued at March
31,2001 and 2000 shares issued at June 30, 2000        2             2

Common stock $.001 par value: Authorized
99,900,000 shares, issued 6,847,999 at March 31,
2001 and 6,274,768 issued at June 30, 2000         6,848         6,275
Additional paid-in-capital                    15,249,618    11,657,434
Accumulated deficit                           (8,978,662)   (8,072,247)

Total Stockholders' Equity                    $6,277,806    $3,591,464
Total Liabilities and Stockholders' Equity    $6,555,675    $3,706,625

See accompanying notes to the consolidated financial statements.



                                     DIASYS CORPORATION & SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)


                                    Nine Months             Three Months
                                    Ended March 31          Ended March 31
                                 2001          2000         2001          2000

NET SALES                 $ 1,391,169      $ 762,215   $ 432,126     $234,236
COST OF GOODS SOLD            515,835        208,591     162,754       79,361
GROSS PROFIT                  875,334        553,624     269,372      154,875
Gross Profit                    62.9%          72.6%       62.3%        66.1%

OPERATING EXPENSES:
Selling                       695,059        519,261     277,462      159,620
General and administrative    795,755        395,966     341,716      194,564
Research and development      324,896        237,756     121,034       73,418
  Total Operating Expenses  1,815,710      1,152,983     740,212      427,602

LOSS FROM OPERATIONS         (940,376)      (599,359)   (470,840)   (272,727)
INTEREST INCOME                71,206         16,813      18,023         875

NET LOSS BEFORE TAXES        (869,170)      (582,546)   (452,817)   (271,852)
TAXES                          37,245              0           0           0

NET LOSS                    ($906,415)     ($582,546)   ($452,817) ($271,852)


WEIGHTED AVERAGE OF
COMMON SHARES
OUTSTANDING                6,481,839       6,062,780    6,833,766   6,062,780

BASIC AND DILUTED LOSS
PER COMMON SHARE               ($.14)         ($0.10)      ($0.07)    ($0.04)


See accompanying notes to consolidated financial statements.

















                                DIASYS CORPORATION & SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                         (UNAUDITED)

                   Common Stock     Preferred  Stock  Paid-in-    Accumulated
                   Shares Par Value Shares Par Value  Capital     Deficit

BALANCE,JUNE 30,2000 6,274,768 $6,275 2,000   $2      $11,657,434 $(8,072,247)

YEAR ENDED JUNE 30, 2001
 Exercise of preferred
 stock warrants to
 purchase 5,476 shares
 of common stock         5,476     5     --        --          (5)         --

Exercise of preferred
stock warrants to
purchase 5,400 shares
of common stock           5,400        5       --        --          (5)            --

Conversion of
Underwriter's Warrants   60,000       60                         251,940

Sales of preferred stock,
net of offering costs                        1,000      1        899,130

Conversion of Preferred
Stock to Common          41,350       41      (200)                  (41)

Conversion of Preferred
Stock to Common          20,780       21      (100)                  (21)

Exercise of 3,500 options 3,500        4                           9,840

Conversion of Preferred
Stock to Common          20,780       21      (100)                  (21)

Conversion of Preferred
Stock to Common         118,814      119     (1,140)   (1)          (118)

Actual Shares to be
Issued for the Acquisition
of Intersep, LTD        297,131      297                        2,431,485


Net Loss                                                                      (906,415)

BALANCE MARCH 31,2001 6,847,999     6,848      1,460     2   $ 15,249,618  $(8,978,662)
See accompanying notes to consolidated
financial statements




                                        DIASYS CORPORATION & SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                Nine Months Ended, March 31,
                                                 2001                     2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(906,415)               $(582,546)
Adjustments to reconcile net loss to
net cash flows from operating activities:
   Amortization of patents and software        36,211                   11,000
   Depreciation of equipment,
   furniture and fixtures                      45,293                   18,000

Changes in operating assets and liabilities:
    Accounts receivable                      (411,513)                (284,498)
    Inventories                              (177,272)                   2,052
    Prepaid expenses and other
    current assets                            (20,088)                 (19,131)
    Accounts payable and accrued expenses     122,007                   46,317

Net cash flows from operating activities   (1,311,777)                (808,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment,
furniture and fixtures                       (269,057)                 (15,908)
Increase in finance receivables               (30,812)                 (47,622)
Costs of patents and costs of
computer software                             276,133                  (12,949)
Purchase of Intersep, LTD.                   (500,000)                       0
Deferred acquisition and offering costs         3,727                        0
Other Assets                                         0                  (3,739)

     Net cash flows from investing activities (520,009)                (80,218)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of preferred stock,
net of offering costs                          899,130                       0
Proceeds from issuance of common stock
and warrants                                   261,845                1,040,337
Proceeds from lending institutions              40,701                        0

Net cash flows from financing activities     1,201,676                1,040,337
NET CHANGE IN CASH AND EQUIVALENTS            (630,110)                 151,313
CASH AND EQUIVALENTS, BEGINNING OF YEAR      2,415,256                  724,415
CASH AND EQUIVALENTS, END OF PERIOD         $1,785,146                  875,728
SUPPLEMENTAL CASH FLOW INFORMATION:
	Interest paid                             $1,592                       $0
	Income taxes paid                         $6,556                       $0
NONCASH FINANCING ACTIVITIES:
Common stock to be issued to Intersep
Stockholders                                $2,431,485                       $0
See accompanying notes to consolidated financial statements.







Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Note 1.  Nature of the Business and Basis of the Presentation:

Nature of the Report: The accompanying consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe, Ltd. (formerly Intersep Ltd) (the Company) from its date of acquisition by DiaSys on September 30, 2000. The balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods present, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-
looking statements that may be made to reflect future events or circumstances.

Note 2. Intersep Ltd. Acquisition:

Effective September 30, 2000, the Company acquired all of the capital stock of Intersep
Ltd., a United Kingdom based manufacturer of consumable laboratory products, reagents and test kits. The price for the acquisition was $500,000 paid at closing plus a commitment to issue a number of DiaSys common shares determined by multiplying Intersep's EBITDA for the year ended December 31, 2000 by 7.5x, less the sum of $500,000 and the amount of Intersep's indebtedness as of December 31, 2000 and by dividing the result by the $8.1842 per share. Based on this calculation, the Company has issued 297,131 of its common shares to the shareholders of Intersep, Ltd. on May 7,
2001 as approved by the Securities and Exchange Commission. Accordingly, the Company's financial report for the period ended March 31, 2001 includes the issuance of 297,131 such shares of common stock. The approximate $2,431,500 of additional purchase price has been allocated to patents. Assuming other conditions are met, additional consideration may be paid by DiaSys in DiaSys common stock based on Intersep's pre-tax profits for the years ending December 31, 2001, 2002, and 2003.

The acquisition has been accounted for using the purchase method of accounting, and, therefore, the purchase price has been allocated to the assets purchased and the liabilities assumed. The Company is in the process of valuing certain intellectual property acquired in the Intersep purchase. It is expected that patents and unique intellectual property owned by Intersep will have an estimated fair market value in excess of $5,000,000.

Given effect of the Intersep acquisition, revenues on a pro forma basis for the quarter ending March 31, 2000 would have been $496,676, net loss would have been $(250,149) or $(0.04) per share for the same period last year (after considering the stock split). For the nine months ended March 31, 2000, revenues would have been $1,289,064. Net Loss would have been $(657,408) or $(.11) per share.

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

Note 2.  Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized at March 31, 2001.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $(1,387,000) $(0.21) per share at March 31, 2001, using the Black-Scholes option pricing model.









FINANCIAL CONDITION:

Liquidity and Capital Resources:

As of March 31, 2001, the Company had cash and equivalents of $1,785,146 compared to $2,415,256 at June 30, 2000. The decrease in cash and equivalents was mainly due to the acquisition of Intersep Ltd and extended payment terms on certain accounts receivable balances.

Based on cash and continuing operations, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.



RESULTS OF OPERATIONS

Net Revenue:

Net revenue for the three-month period ended March 31, 2001 increased $197,890 or 84% from $234,236 to $432,126 compared to the same period of the prior year. Net revenue for the nine-month period ended March 31, 2001, increased from $762,215 to $1,391,169, or 83%, over the same period of the prior year. The increase in Net Revenue for the three and nine month periods was due primarily to continued application of the Company's strategic growth plan.



Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended March 31, 2001 increased 74% from $154,875 to $269,372. Gross profit for the nine-month period ended March 31, 2001 increased 58% from $553,624 to $875,334. The increase in gross profit was due primarily to the continued application of the Company's strategic growth plan and continued application of sound manufacturing and purchasing practices.

Gross profit margins for the three-month period ended March 31, 2001
decreased from 66.1% to 62.3% over the comparable period of last year.   Gross
profit margins for the nine-month period decreased from 72.6% to 62.9%, also over the comparable period. The decrease in gross profit was primarily due to increased sales of certain consumable items having lower profit margins.

Selling General And Administrative (SG&A):

For the three-month period ended March 31, 2001, SG&A increased $264,994 or
75% from $354,184 to $619,178 over the prior comparable period.   SG&A for
the nine-month period ended March 31, 2001 increased $575,587 or 63% from $915,227 to $1,490,814 over the comparable period of the prior year. The increase in SG&A was due primarily to the acquisition of Intersep plus certain NASDAQ and AMEX listing fees; increased legal, accounting, and acquisition-related travel expenses; additional personnel in Finance, increase in the bad debt reserve and increased sales-related travel, and one-time costs associated with the relocation of the Company's headquarters office to larger facilities.


Research And Development (R&D):

R&D for the three-month period ended March 31, 2001 increased
$47,616 or 65% from $73,418 to $121,034 over the comparable period.
R&D for the nine-month period ended March 31, 2001 increased $87,140 or 37% from $237,756 to $324,896 over the comparable prior year period. The increase in R&D was due to development of one new workstation product, several product enhancements and the reclassification of R&D expenses for the DiaSys Europe subsidiary.

Net (Loss):

For the three-month period ended March 31, 2001, Net Loss increased 67% from $271,852 to $452,817 over the same three-month period in 2000. Net Loss for the nine-month period ended March 31, 2001 increased 56% from $582,546 to $906,415 over the comparable nine-month period of the prior year. The increase in Net Loss was mainly attributable to increased General and Administrative costs as described above.


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

DiaSys Corporation

Date: May 15, 2001


Todd M. DeMatteo,
President and Chief Executive Officer


Diane J. Sentner
Chief Financial Officer