Form 10-K
period 2001-06-30
DIASYS CORP
filed 2001-09-28
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
(X)	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934
        [FEE REQUIRED]


For the fiscal year ended:  June 30, 2001
( )	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
	[NO FEE REQUIRED]
For the transition period   N/A   to   N/A

Commission File number: 0-24974

DiaSys Corporation
Exact name of small business issuer as specified in its charter)

	DELAWARE                                      6-1339248
(State or other jurisdiction of incorporation or organization)
(IRS Employer ID #)

81 West Main Street, Waterbury, CT 06702
___________________________________________________________________
(Address of principal executive offices)

(203) 755-5083
___________________________________________________________________
(Issuer's Telephone number including area code)

None
___________________________________________________________________
 (Former name, address and/or fiscal year if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:     Yes XX       NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   ____

Registrant's revenues for the most recent fiscal year were $1,776,303.

As of September 28, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates was $2,652,701 based upon an average closing price of $0.48 for the five trading days immediately prior thereto.

As of September 28, 2001, the Registrant had 7,164,909 shares of common stock.




PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to words such as "anticipate", "believe", "plan", "estimate", "expect", "seek", "intend", and other similar expressions, constitute forward looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results", as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources". Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail book environments and the risks associated with capacity constraints, systems development, management of growth and business expansion. Except as required by law, whether as a result of new information, future events or otherwise, readers, however, should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission ('SEC").

OVERVIEW

DiaSys Corporation ("Company") designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide. The Company's workstation-instruments standardize, increase the accuracy of, and reduce the cost to perform laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid
(CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods. The Company's consumable products are in some cases combined with the Company's workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies. The Company has also developed a quick, inexpensive method for diagnosing Multiple Myeloma cancer; America's second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes and is in the process of being tested for use in the United States.

DiaSys was organized in March 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993. The Company completed its initial public offering ("Offering") in January 1995 and traded its common shares on NASDAQ under the symbol "DIYS". In December of 2000, the Company moved its listing from NASDAQ to the American Stock Exchange (AMEX) and trades under the symbol "DYX".

 Effective September 29, 2000, the Company purchased all of the outstanding stock of Intersep Limited, a privately owned company based in Wokingham, England. Intersep, renamed to DiaSys Europe Limited, was purchased in order to provide the Company with (a) profitable revenue; (b) new, proprietary consumable products and test kits; and, (c) a direct presence in the European community. The cost of acquisition and operating results are reflected in the accompanying financial statement (See Note 2).

The Company sells and services its products in North America directly and through strategic distribution relationships with Bayer Corporation, Bayer Incorporated and Allegiance Healthcare, a subsidiary of Cardinal Heath
(NYSE:CAL).   The Company directly sells and services its products in the
United Kingdom through its wholly owned subsidiary based in Wokingham, England. Sales and service in the rest of the world is conducted through independent, third party distributors or strategic trading partners such as Hua Sin Science Co. Limited in China. All distributors and strategic partners are managed by the Company through either its United States or United Kingdom office.

Since inception, the Company has: (i) developed, acquired and patented several new proprietary technologies; (ii) erected the infrastructure needed to support global manufacturing and distribution operations; (iii) established market and technical acceptance of its initial products among the medical laboratory community; (iv) attracted significant strategic selling partners in major markets; and, (v) implemented a plan for long term market penetration. As such, the Company has operated at a loss. The Company believes that it has successfully completed its developmental stage.

BUSINESS STRATEGY

Since its inception, the Company has adhered to the following business strategy: (a) identify gaps in the product offerings of leading medical diagnostic manufacturers; (b) fill the gaps with proprietary, practical and cost-effective solutions; (c) protect the intellectual property with broad-based patents and trademarks; (d) turn the technology into affordable products; (e) secure market acceptance of the products; (f) create strategic sales and distribution alliances with industry and/or territorial leaders (see: STRATEGIC RELATIONSHIPS below); and, (g) proceed to global
sales and distribution.   The Company currently has products at each stage
of its business strategy.

PRODUCTS

With the acquisition of Intersep, the Company's products can be broadly classified into two categories, (i) workstation-systems which increase the accuracy and reduce the cost to perform routine laboratory analysis of various body fluids; and, (ii) consumable diagnostic products, reagents and test kits which facilitate accurate diagnosis of certain medical conditions. Each category can be further described as follows:

Workstation-Systems

The Company's workstation-systems are composed of the "R/S", "FE" and "CytoSys" series of products.

R/S Series: The "R/S" series workstations standardize, automate, and reduce the cost to perform routine microscopic analysis of urine sediment. Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night;
(ii) major medical centers performing hundreds of urine tests per day; and,
(iii) local hospital laboratories performing as few as 100 tests per week. The "R/S" series workstations have also been the subject of numerous favorable evaluations and publications including those in the Journal of Laboratory Medicine, Clinical Lab Products magazine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, College Of American Pathology Today, and Urinalysis News.

The "R/S" series workstations are the preferred practice of major laboratory networks, health maintenance organizations (HMO's) and core medical facilities such as Quest/SmithKline Beecham and Kaiser Permanente. The Company has also entered into strategic distribution agreements regarding the promotion and sale of its "R/S" series workstations with and by Bayer Corporation in the United States, Bayer Incorporated in Canada, Allegiance Healthcare, a subsidiary of Cardinal Health (NYSE:CAH), and Hua Sin Science Co. LTD, the exclusive distributor of Bayer's urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

F/E Series: The "FE" series workstation-systems are composed of the FE-2, FE-2i, and Parasep collection tubes and fecal concentrators. These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results. The "FE" series workstation-systems were launched on January 19, 2001 as part of a national sales meeting and the Company is beginning to receive orders for the workstation-systems both in the United States and China.

CytoSys Series: The CytoSys 1 is the first of a family of workstation-systems, which automate and reduce the cost to perform microscopic analysis of multiple body fluids including cerebral spinal fluid (CSF), fine needle aspirations (FNA), serous, amniotic and other cell suspensions. The Company will release "first" production CytoSys workstations to market following initial success of the "FE" series workstation-systems launch and assimilation of all products by both the United States and United Kingdom sales team.

Disposable Consumables, Diagnostic Test Products and Kits
Consumables: The Company manufactures and distributes numerous consumable diagnostic products, reagents and test kits. The markets for these products are hospital and commercial laboratories, biotech's, and pharmaceuticals. The Company has introduced several of its consumables products to market as part of the "FE" workstations-system, and is in the process of developing the plans necessary to market and distribute the balance of the products in the Western Hemisphere and China.
"Dip Stick" Test Kits: The Company recently announced a new, inexpensive method for diagnosing multiple myeloma cancer at or near the patient. Multiple Myeloma is America's most prevalent blood cancer behind leukemia, and accounts for 2% of all known cancer deaths. The Company is currently selling the test in Europe for research applications, and has announced its intention to market the product in the United States, China and other markets if and as regulatory approvals are secured.

Additional Products

The Company is in the continuous process of developing new products for the
global healthcare marketplace.   The Company's current product development
plan extends into 2004.

SALES, MARKETING AND DISTRIBUTION

North America

The Company sells and services its workstation-systems and consumable products through its headquarter offices in Waterbury, Connecticut. North America is organized into eight distinct sales regions. A manager staffs each region and is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Director of Sales, a Director of Marketing and a Manager of Field Services, each located at the Company's headquarter office. Each sales manager earns a base salary and commissions based upon achievement of monthly, quarterly and yearly objectives. Sales in North America are facilitated by strategic marketing and distribution alliances with Bayer Corporation and Allegiance Healthcare in the United States and Bayer Incorporated in the Canada (see: Strategic Relationships below). Additionally, sales in North America are supported by telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

South and Central America

The Company has commenced distribution operations in parts of South and Central America. Distribution is conducted by independent, third party distributors and monitored by the Company's Manager of Strategic Markets based in Waterbury, Connecticut. Distributors are generally exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement.

Europe, the Middle East, Africa and Southeast Asia

The Company sells and services its workstation-systems and consumable products in Europe, the Middle East and Southeast Asia through its subsidiary based in the United Kingdom. DiaSys Europe, Ltd. sells and services the Company's products directly in the United Kingdom and through independent third party distributors in the balance of the territory. Distributors are generally exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement.

China

Sales and service of the Company's products in China is conducted by the Company's strategic trading partner, Hua Sin Science Company, under the direction and guidance of the Company's President (see: Strategic
Relationships below).

STRATEGIC RELATIONSHIPS

Bayer Corporation:

The Company has entered into a Strategic Cooperation Agreement with the Diagnostics Division of Bayer Corporation, the United States subsidiary of the international chemical and health care conglomerate, Bayer AG headquartered in Germany. Under the Cooperation Agreement, Bayer and DiaSys recommend and refer each other's urinalysis instruments to hospital and commercial laboratory customers in the United States. The companies also confer on account strategy and provide unified network standardization plans through Bayer or Allegiance (see Allegiance below) depending upon the customer. Bayer and DiaSys exhibit their urinalysis instruments together at national and international trade shows, and DiaSys compensates each Bayer sales representative who assists in the sale or cost-per-test placement of an R/S 2000 or R/S 2003. Each company installs and services its own equipment. As of June 30, 2001, there were over 400 known customers using one or more Bayer/DiaSys systems in North America.

Bayer Incorporated:

The Company has entered into a strategic distribution agreement with Bayer Inc., the Canadian subsidiary of the international chemical and health care giant, Bayer AG (Germany). Under the agreement, Bayer's Health Care Division and the Company jointly market their urine analysis workstations to hospitals and clinical reference laboratories in Canada. The agreement expires on December 31, 2001.

Allegiance Health Care:

The Company has entered into a multiple-year distribution agreement with Allegiance Healthcare Corp., a subsidiary of Cardinal Health, Inc. (NYSE:CAH). Allegiance is America's leading provider of health-care products and cost-management services to hospitals, laboratories and others in health care. Allegiance is also the primary distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer above).
Under the terms of the agreement, Allegiance promotes and distributes all of the Company's workstation-systems and consumable products through its 120 sales reps and numerous supply relationships. The Company has trained Allegiance's sales representatives, and is currently working with Allegiance's marketing department to develop inter-company product and pricing strategies for several major group-purchasing organizations (GPO's) in the United States.

Hua Sin Science Co. LTD:

The Company has entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of Bayer's CLINITEK series urine chemistry analyzers in China (see Bayer above). The Company officially commenced joint operations with Hua Sin in Guangzhou during the week of April 12, 1999. As of June 30, 2001, Hua Sin has ordered 235 R/S 2003 and FE-2i urine sediment workstations, 160 of, which have been delivered. Additionally, on May 4, 2000, China's Health Ministry, the equivalent of the United States' Food and Drug Administration
(FDA), certified the Company's urinalysis and fecal concentrate workstations for use in China. The Company and Hua Sin are now developing distribution strategies for all of the Company's workstation-systems and consumable products.

Kaiser Permanente:

The Company recently renewed its multiple year product supply agreement with Kaiser Foundation Health Plan, Inc., the nations leading not-for-profit integrated health system. The Company's "R/S" series urine sediment workstation is the recommended product to be used in conjunction with their standard urine chemistry analyzers whenever a microscopic urine test is required.

Government Contracts:

The Company has been awarded two Federal supply contracts: (i) one by the General Services Administration (GSA), and (ii) one by the Department of Veteran's Affairs (FSS). The GSA contract allows government agencies to purchase workstations, and the FSS allows the network of veteran and military hospitals to install workstations on a "cost-per-test" basis. The Company has installed numerous workstations under these awards.

Other Significant Relationships:

The Company has established a number of other important relationships with large-scale national laboratory networks and buying groups. The Company's workstations are used in multiple sites in each of the five largest commercial laboratory networks in the nation.

COMPETITON

The "R/S" Series:

The Company knows of no other product, which competes directly with the "R/S" series workstations. There are however five competing technologies for the "R/S" series: (i) traditional use of a microscope to examine a glass slide of urine sediment; (ii) traditional use of a microscope to examine urine sediments introduced into a pre-formed plastic slide assembly; (iii) a video imaging system which automatically "recognizes" and "counts" pre-stored images of "common shapes" found in urine sediment; (iv) a laser based system which detects "abnormal" urines thereby reducing the number which must be manually analyzed; and, (v) pre-screening using chemically treated reagent or "dip" strips.

The oldest technology is the use of a microscope to examine a glass slide of urine sediment. However, as described elsewhere, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive. Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher. The video imaging system on the market provides a "standard procedure" for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine. However, since the instrument requires expensive proprietary reagents to operate and costs between $85,000 and $200,000 to acquire, the Company believes that only the largest laboratories with the most liberal budgets can justify the purchase and/or use of such a system. The laser-based system screens-out "normal" urines thereby reducing the number of "abnormal" urines requiring manual analysis. However, in addition to still requiring manual analysis of some samples, the laser-based system has a list price of approximately $120,000 and requires comparatively expensive proprietary reagents to operate, making the system somewhat expensive for normal laboratory implementation. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

The "FE" Series:

The Company knows of no other workstation-system, which standardizes, automates and reduces the cost to collect process, and analyze fecal concentrates from parasites, eggs and cysts.

CytoSys:

The Company knows of no other workstation-system, which automates the microscopic analysis of multiple body fluids for under $50,000.

The Company expects to encounter competition in the laboratory equipment industry. While the Company believes that the "R/S", "FE" and CytoSys series workstations are currently the only products of their type in the market, many of the Company's competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines and ancillary services. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry to the Company's products. Competing companies may succeed in developing products that are more efficacious or less costly and such companies may also be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. There can be no assurance that the Company will be able to compete successfully.

Disposable Diagnostic Products and Test Kits:

The disposable diagnostic product and test kit market is a multi-billion dollar industry made up of numerous companies, many of whom have more financial resources, research and development, marketing, and distribution capabilities than the Company. The Company therefore believes that the commercial success of these products will depend upon their continued high quality, competitive advantages (including price) and the distribution efforts of the Company's strategic trading partners.

MANUFACTURING AND WARRANTY OBLIGATIONS

The Company internally designs and manufactures its workstations in Waterbury, Connecticut. The Company internally develops its consumable products in both its United States and United Kingdom offices, but manufactures them through a network of molders, machine shops and other third party subcontractors. All sub-assemblies, parts, consumables and kits manufactured by sub-contractors are made according to Company specifications. All final assembles and final tests are conducted by the Company in one of its two facilities. The Company has developed alternate qualified vendors for its critical raw material and supplies that could fulfill its requirements if needed. Implementation of the plan has resulted in higher manufacturing quality, reduced lead-time-to-delivery and reduced costs in manufacturing.

The Company provides its customers with a one year "swap out" warranty against defects in parts or workmanship on all new or refurbished workstations from the date of delivery, generally defined as FOB, DiaSys. This means that in the event a unit fails due to a defect in parts and/or workmanship during the warranty period, the Company will replace the unit with a new or refurbished unit at the Company's option. For service after the initial year of warranty, the Company offers an optional extended warranty protection plan, a service plan, and also provides repair and service at an hourly rate plus parts. The Company experiences minimal additional costs associated with its warranty obligations.

PATENTS AND TRADEMARKS

The Company's continued success rests in part on the uniqueness of intellectual property. The Company therefore continues to build and maintain a worldwide network of patents and trademarks.

Patents:

The Company has been granted numerous patents on its R/S, FE, CytoSys and Parasep technologies. Four such patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's workstation-systems. The Company has also been granted similar patent protection in Austria, Belgium, Brazil, Canada, China, Denmark, England, France, Germany, Greece, Ireland, Italy, Japan, Liechtenstein, Luxembourg, Monaco, the Netherlands, Portugal, Singapore, and Taiwan. The Company has additional applications for patents pending, both domestic and abroad.

Trade Names:

The Company has been granted trade name protection for DiaSys, UriZyme (an enzyme based cleaning material), Uriprep (a repair and maintenance kit), and Parasep (collection and filtration consumables for fecal concentrates). The Company has additional applications pending for trade names in the United States, Europe and Pacific Asia.

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

GOVERNMENT REGULATIONS

The Company has obtained safety certifications for its workstation-systems from: (i) Underwriters Laboratories (UL) and TUV Rhineland of North America, Inc. as well as CS, VDE and CE. The Company's UK operations are also ISO 9001 certified.

On May 23, 1995, the Company received clearance from the Food and Drug Administration (FDA) to release the R/S 2003 and related products to market. In the same letter, the FDA stated that any of the Company's future products, which are substantially equivalent to the new workstations, might be marketed directly without first submitting pre-market notification.

Although the "R/S", "FE" and "Cytosys" series workstations are exempt from FDA 510(k) pre-market notification requirements, the development, testing, manufacturing and marketing of the Company's products in the United States are regulated by the FDA, which generally requires clearance of such products before marketing. Moreover, regulatory approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. There can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacturing and marketing of other products, which are currently in the development stage, either in the United States, or in foreign markets on a timely basis or at all. Certain of the Company's future diagnostic products may require submission to the FDA of an application for Pre-market Approval. Delays in receipt of or failure to receive clearances to commence clinical studies or to market products, or loss of previously received clearances, would adversely affect the marketing of the Company's proposed products and the results of future operations.

None of the Company's rapid tests, including the one for multiple myeloma, have been FDA approved.

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

LABORATORY REGULATIONS

Regulations issued under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") became effective September 1, 1992. CLIA is intended to increase the quality of laboratory services and extends these requirements to physician office laboratories. CLIA requires laboratory licensing and written operational and quality control procedures for tests that are carried out in the laboratory. It establishes personnel standards regarding qualification and training of individuals who carry out the tests. It also mandates periodic inspection and proficiency evaluation of the performance of these procedures and individuals. CLIA requires the more complex procedures such as clinical microscopy to be performed by more skilled medical technologists. The CLIA requirements have caused more physicians offices to transfer their laboratory testing to local hospital or reference laboratories and have also resulted in consolidation of many smaller reference laboratories.

The Company believes that its workstation-systems and consumables improve the accuracy and reproducibility of laboratory procedures, and therefore believes that CLIA regulations are likely to help rather than hinder its sales efforts in the longer term.

BIOHAZARD CONTAINMENT

OSHA mandates that all necessary precautions be taken to ensure the safety of clinical laboratory personnel handling biohazard materials including body fluids that may contain life-threatening, blood-borne infectious pathogens such as tuberculosis, hepatitis B and human immunologic viruses.

The Company believes OSHA regulations are likely to help rather than hinder sales of the Company's products since the Company's workstation-systems and consumables diminish or eliminate the inherent risks of handling body fluids by providing a sealed and/or quick method of analysis.

THE INDUSTRY

The health care industry has experienced fundamental changes over the past
several years.   Specifically, laboratories were generally considered to be
cost-centers (i.e. operating profitably was not a priority).   Through
global health care reform, however, the "cost-center" mentality has substantially fallen out of favor in most major markets throughout the world, and laboratory managers are increasingly concerned about ways to conserve resources and increase cost-efficiency without reducing test accuracy or quality of medicine. Moreover, the quest for greater laboratory efficiency has put immense pressure on leading manufacturers to develop or find new, appropriate technologies for market.

Laboratories world-wide have become significantly more cost-conscious, many imposing more intense reviews of capital acquisitions, particularly for new systems like the Company's workstation-systems, which address areas traditionally not requiring significant capital investments.

However, laboratories must contend with the aforementioned new OSHA and CLIA regulations. Since the Company's products are designed to reduce the amount of labor required to perform laboratory tests and the specimen biohazard exposure, as well as to standardize and improve the analytical quality of the test procedure, the Company believes these factors could enhance its competitive position in the market. There can be no assurance, however, that continued reductions in reimbursements would not have a material adverse affect on sales and Company operations.

At the present time, the Company is unable to predict what affect, if any, a change in the health care system could have on the Company. While the Company believes that the cost-effectiveness of its workstation-systems and consumables should benefit medical and clinical laboratories, medical and clinical laboratories may elect to postpone important decisions regarding capital expenditures until any changes in the health care system are completed and their full scope and effect known.

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

EMPLOYEES

As of June 30, 2001 the Company employed 31 persons, 11 of whom were engaged in sales and marketing, 4 in research and development, 8 in manufacturing, and 8 in administrative, finance and other clerical support activities.

ITEM 2.  PROPERTIES

The Company leases 12,000 square feet of space at 81 West Main Street, Waterbury, Connecticut for its headquarters, research and development and assembly operations. The lease rate includes all management fees, real estates taxes, common area charges, heat, air-conditioning, electricity, janitorial services, limited parking and such other expenses normally incurred by the Tenant. The lease expires on January 31, 2006 but may be earlier terminated by the Company upon six (6) months written notice at any
time after August 1, 2003.   The lease provides for the lease payment
schedule:


ANNUAL PERIOD 		MONTHLY LEASE RATE  ANNUAL LEASE RATE

Feb 1 2001 to Jan 31, 2002 	$8,850.00	 $106,200.00
Feb 1 2002 to Jan 31, 2003 	$9,115.50 	 $109,386.00
Feb 1 2003 to Jan 31, 2004 	$9,115.50 	 $109,386.00
Feb 1 2004 to Jan 31, 2005	$9,388.96 	 $112,667.58
Feb 1 2005 to Jan 31, 2006	$9,388.96	 $112,667.58

The Company's wholly owned subsidiary leases approximately 1,000 square feet of office, final assembly and warehousing space in Wokingham, England. The lease rate is approximately $8,500 per year. The lease has a month-to-month term.

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

Shortly after the award, IMI filed for bankruptcy protection against the Company and numerous other creditors. The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors. In light of IMI's insolvency, the Company has not recognized a receivable in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which 6,874,597 shares were issued and outstanding as of June 30, 2001.

The Company traded its common stock under "DIYS" on NASDAQ from January 10, 1995 through December 18, 2000. Effective December 18, 2000, the Company's transferred to the American Stock Exchange (AMEX) and is traded under the symbol "DYX".

As of September 28, 2001 the Company's Common Stock was held by in excess of 1,500 beneficial holders.

The following table sets forth the high and low closing price for the Company's Common Stock as reported by NASDAQ and AMEX respectively for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual trade transactions.

                               Common Stock

                   Year Ended June 30, 2001
                   High      Low

1st Quarter        9.375     8.000
2nd Quarter        9.500     7.813
3rd Quarter        9.500     0.850
4th Quarter        1.250     0.650


                   Year Ended June 30, 2000
                   High      Low

1st Quarter        4.875     4.500
2nd Quarter        5.875     4.500
3rd Quarter        9.219     5.000
4th Quarter        9.500     8.688

Common Stock







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


LIQUIDITY AND CAPITAL RESOURCES
   						  	FISCAL

						2001 		   2000
				 (In dollars, except for ratios)

TOTAL CURRENT ASSETS	           $2,795,346	$3,387,033
TOTAL CURRENT LIABILITIES		  310,827      115,161
WORKING CAPITAL		  		2,484,519 	 3,271,872

WORKING CAPITAL RATIO TO 1		  9.0	   		 29.4

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

FINANCIAL CONDITION

Working capital decreased by $787,353 from June 30, 2000 to June 30, 2001. Cash and equivalents decreased by $1,216,549 over the same period. The decrease in cash, cash equivalents and working capital was due primarily to the acquisition of Intersep Limited, relocation of the Company's headquarter facilities, and net operating expenses.

On February 7, 2000, the Company entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares (the "Preferred") and accompanying 5 year warrants (the "Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto, Ontario, Canada. The terms of the Preferred are as provided for in Certificate of Designations filed with the Secretary of the State of Delaware. The Agreement provides that the investors will purchase the Preferred and Warrants in three tranches: the first tranche of $1 million was purchased on February 7th, 2000, yielding net proceeds of approximately $0.9 million to the Company; the second tranche of $2 million was purchased on June 28th, 2000, yielding net proceeds of approximately $1.8 million; and the final tranche of $1 million was purchased on November 17, 2000, yielding net proceeds of approximately $0.85.

Inventory increased 63 % to $511,837 in fiscal year 2001 over $314,309 in fiscal year 2000 due to the effect of parent and subsidiary consolidation.

As of June 30, 2000 the Company had no outstanding debt other than customary trade payables.

Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months.

RESULTS OF OPERATIONS

REVENUES

The Company's gross revenue increased 89% or $835,473 from $940,830 in fiscal year 2000 to $1,776,303 in fiscal 2001. The increase in revenue reflects consolidated operations, continued implementation of the Company's strategic sales program and strong international sales of the Company's workstation-systems.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company's gross profit increased by 62% or $408,272 from $655,849 in fiscal year 2000 to $1,064,121 for fiscal year 2001. The Company's gross profit margins decreased to 60% for fiscal year 2001, down from 70% for fiscal year 2000. The decrease reflects the effect of parent/subsidiary consolidation of operations: DiaSys Europe sells product primarily through independent, third party distributors where lower gross profit margins are off set by lower sales and operating costs. The Company has implemented several measures to increase the gross profit margins of DiaSys Europe, including an increase in the price of some items and the elimination of several non-proprietary products. The Company expects gross profit to increase due to these measures and continued growth in sales.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company's SG&A expenses increased 98% or $1,218,118 from $1,239,935 for fiscal year 2000 to $2,458,053 for fiscal year 2001. The increase in SG&A was due primarily to the effect of parent/subsidiary consolidation ($311,133), certain non-recurring legal and accounting fees associated with the Company's merger and acquisition plan ($44,500),an increase in sales-related travel and consulting ($76,350), and increased amortization of Intersep Limited assets ($198,592). In addition, the Company elected to increase its bad debt reserve by $150,000 as a conservative measure in light of certain recent statements made by Lenta, the Company's distributor in Turkey, that it has decided to withhold further payments to they Company pending correction of an alleged breach of territorial exclusivity by DiaSys Europe Limited, the Company's wholly owned subsidiary in England. The Company is investigating the situation and believes that it is too early to tell whether the reserve is adequate or necessary.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses increased 15% or $60,504 from $413,283 for fiscal year 2000 to $473,787 for fiscal year 2001. The increase in R&D was due primarily to the addition of one staff member to assist in the development and commercialization of the Company's intellectual property, especially the consumables and reagents technology of DiaSys Europe Limited, the Company's wholly owned subsidiary in England.

NET (LOSS)

The Company's net loss increased 87% or $824,299 from $945,766 in fiscal year 2000 to $1,770,065 in fiscal year 2001. The increase in loss was due primarily to the effect of parent/subsidiary consolidation ($311,133), certain non-recurring legal and accounting fees associated with the Company's merger and acquisition plan ($44,500), costs incurred in moving the Company's equity from NASDAQ to the American Stock Exchange (AMEX) ($8,250), an increase in bad debt reserve ($150,000) consulting fees ($21,500) an increase in sales-related travel ($54,850) and amortization of acquired Intersep, Ltd. assets ($198,592).

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors and Officers" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

In addition, on July 26, 2000, Mr. J. Virgil Waggoner reported on Form 13-D that he had acquired 1,145,410 shares of DiaSys Corporation and therefore owned 18.3% of the Company's outstanding common stock. According to the filing, the stated purpose of ownership was for investment.

In preparation of its annual meeting materials for the fiscal year ended June 30, 2000, the Company learned and reported that Mr. Waggoner's position had been increased to 1,415,710, or 22.5%.

On January 15, 2001, Mr. Waggoner notified the Company by telefax and Federal Express that his ownership position of 1,415,710 common shares was reduced to 1,396,910 such shares through the unlawful and/or unauthorized sale of 18,800 shares from his account.

On January 16, 2001, the Company recommended to Mr. Waggoner that he make all appropriate SEC filings.

On September 17, 2001, the Company, asked Mr. Waggoner to provide copies of Forms 3, 4 or 5 and transaction statements with regard to Mr. Waggoner's ownership position in the Company.

On September 21, 2001, Mr. Waggoner, notified the Company that his ownership of DiaSys Corporation had been reduced to 450,000 common shares and that approximately 1,000,000 shares of the Company's stock were stolen from him and subsequently liquidated by persons unaffiliated with Mr. Waggoner during the period of September 1, 2000 through January 29, 2001. Mr. Waggoner also reported that there were/are no reports or transaction statements available.

The Company does not know the number of late reports nor the number of transactions that have not been reported on a timely basis, and is reviewing its position in connection with this matter.

ITEM 10 - EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" and the information as to beneficial ownership of the Company's Common Stock and Warrants in the table under the caption "Election of Directors" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   None




PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

                  None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
_________________________________________________________________

By: (Signature and Title)*  			 Todd M. DeMatteo
Date:   					    President, CEO and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

___________________________________________________________________
Todd M. DeMatteo
President, CEO and Director			Date:

___________________________________________________________________
Diane J. Sentner
Chief Financial Officer,			Date:
Assistant Secretary

___________________________________________________________________
Conard R. Shelnut
Secretary and Director				Date:

___________________________________________________________________
Robert P. Carroll
Director						Date:
___________________________________________________________________
Dr. Robert Engel
Director						Date:

___________________________________________________________________
Anthony P. Towell
Director						Date:






						INDEX TO FINANCIAL STATEMENTS

										 		  Page

Independent Auditors' Report							16


Financial Statements:

	Balance sheet at June 30, 2001					17


	Statements of operations for the years ended
	 June 30, 2001 and 2000							18


	Statements of changes in stockholders' equity
	 for the years ended June 30, 2001 and 2000			19


	Statements of cash flows for the years ended
	 June 30, 2001 and 2000							20


	Notes to financial statements						21-29








INDEPENDENT AUDITORS' REPORT


Board of Directors
DiaSys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of DiaSys Corporation and Subsidiary as of June 30, 2001 and the related consolidated statements of operations; changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DiaSys Corporation and Subsidiary at June 30, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


	WISS & COMPANY, LLP

Livingston, New Jersey
August 23, 2001

							DAISYS CORPORATION AND SUBSIDIARY

							CONSOLIDATED BALANCE SHEET
									JUNE 30, 2001

									ASSETS
CURRENT ASSETS:
Cash and equivalents					    $ 1,198,707
Accounts receivable, less allowance for doubtful
accounts of $190,000						  707,001
Finance receivables, net					  148,807
Inventories								  511,837
Prepaid expenses and other current assets			  118,994

Total Current Assets								$ 2,685,346


PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION							       318,548


OTHER ASSETS:
  Computer software, less accumulated amortization
   of	$44,879							   11,823
  Patents, less accumulated amortization of $622,559	2,503,479
  Deferred acquisition and offering costs			    9,668
  Other Assets - Non-Current					   58,501
  Long-term finance receivables, net	              121,593

											2,705,064


										    $ 5,708,958

							LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses		    $ 296,684
Due to Bank								 14,143

          Total Current Liabilities						$ 310,827


STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value:
Authorized 100,000 shares, 1,890 outstanding		   2
Common stock $.001 par value:
Authorized 99,900,000 shares, 6,874,597 issued		6,875
Additional paid-in-capital				 15,249,592
Accumulated deficit					 (9,842,312)
Accumulated other comprehensive loss		    (16,026)

Total Stockholders' Equity                                        5,398,131

										    $ 5,708,958


					DIASYS CORPORATION AND SUBSIDIARY

					CONSOLIDATED STATEMENTS OF OPERATIONS

					      			Year Ended June 30,
									2001            2000
NET SALES								$ 1,776,303     $ 940,830
COST OF GOODS SOLD				                712,182       284,981
GROSS PROFIT					              1,064,121       655,849
OPERATING EXPENSES:
Selling								    995,108	      673,436
General and administrative					  1,462,945		566,499
Research and development					    473,787		413,283
									  2,931,840	    1,653,218

LOSS FROM OPERATIONS						 (1,867,719)    (997,369)
INTEREST INCOME							    107,856		51,603
NET LOSS BEFORE TAXES					       (1,759,863)    (945,766)

TAXES									    10,202	        -

NET LOSS							      $(1,770,065)  $ (945,766)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		  6,458,698	   6,210,094

BASIC AND DILUTED LOSS PER COMMON SHARE			   $ (.27)	   $ (.15)



						DIASYS CORPORATION AND SUBSIDIARY


				CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Common Stock  Preferred Stock             Other       Accumulated
                       	           	 		             Paid-in Comprehensive  Deficit
 					Shares     Par    Shares Par   Capital      loss
						     Value         Value
BALANCE JUNE 30, 1999         6,512,280   $6,512   -       $  - 	$8,764,051  -    (7,106,537)
YEAR ENDED JUNE 30, 2000:
Cancellation of 500,000 shares
of common stock for investment
banking advisory services     (500,000)   (500)   -           -          500 	-             -
Exercise of 28,500 options	  28,500      29    -	        -	   101,225 	-             -
Exercise of 30,000 warrants	  30,000      30    -           -      125,970  -             -
Sale of Preferred Stock		    -          -    1,000        1      841,953	-             -
Conversion of 650 shares of preferred
stock to 132,224 shares of common
stock                                  132,224     132    (650)      (1)       (131)  -             -
Conversion of 250 shares of preferred
stock to 51,200 shares of common stock  51,200      51    (250)       -	      (51)	-             -
Conversion of 100 shares of preferred
stock to 20,564 shares of common stock  20,564      21    (100)       -	      (21)	-             -
Sale of Preferred Stock		      -        -    2,000        2	1,803,994   -             -
Common stock issued as Additional
Amount payable to preferred
stockholders (see Note 7)    		-	   -       -         -     19,944   -        (19,944)
Net Loss				      -        -       -         -         -  	-       (945,766)

BALANCE, JUNE 30, 2000	      6,274,768  6,275    2,000	   2 11,657,434   -     (8,072,247)


YEAR ENDED JUNE 30, 2001
Exercise of 5,476 warrants to
purchase common stock		    5,476      5        - 	   -	       (5)  -             -
Exercise of 5,400 warrants to
purchase common stock 		    5,400      5        -  	   -	       (5)  -             -
Conversion of Underwriter's warrants    60,000     60        - 	   -     251,940  -             -
Sale of preferred stock,
net of offering costs			  -	   -    1,000        1     899,130  -             -
Conversion of 200 shares of preferred
stock to 41,350 shares of common Stock  41,350      41	   (200)       -         (41) -             -
Conversion of 100 shares of preferred
stock to 20,780 shares of common stock  20,780      21     (100)	   - 	       (21) -             -
Exercise of 3,500 options	    3,500      4        -        -       9,840  -             -
Conversion of 100 shares of preferred
stock to 20,780 shares of common stock   20,780     21     (100)	   -         (21) -             -
Conversion of 570 shares of preferred
Stock to 118,814 shares of common stock 118,814    119     (570)	  (1)       (118) -             -
Conversion of 140 shares of preferred
stock to 26,598 shares of common stock   26,598     27     (140)      -          (26) -             -
Shares issued for acquisition
of Intersep 		         297,131    297        -       -    2,431,485 -             -
Net Loss                              -      -        -       -       - 	- 	(1,770,065)
Foreign Currency Translation adjustment       -	   -	      -	  -	    -	     (16,026)	-

BALANCE JUNE 30, 2001	                 6,874,597    $6,875     1,890       $ 2    $15,249,592  $(16,026)<F1> $(842,312)

<F1>
Comprehensive loss, i.e., net loss plus other comprehensive income (loss) totals $(1,786,091) in 2001 and $(945,766) in 2000.

							DIASYS CORPORATION AND SUBSIDIARY

							CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended June 30,
                                                    2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $(1,770,065)      $(945,766)
   Adjustments to reconcile net loss to
   net cash flows from operating activities:

     Amortization of patents and software          250,331          54,692
     Depreciation of property and equipment        106,293          46,779
     Bad debt expense                              198,358          17,000
   Changes in operating assets and liabilities net
   of effects from the purchase of Intersep, Ltd.:
      Accounts receivable                         272,231)        (217,428)
      Inventories                                 (53,609)           8,055
      Prepaid expenses and other current assets     41,416         (66,980)
      Other assets                                (54,774)             -
      Accounts payable and accrued expenses       (98,323)           8,040
      Net cash flows from operating activities( 1,652,604)      (1,095,608)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (126,521)         (11,614)
  Increase in finance receivables                  (4,825)         (53,832)
  Costs of computer software                       (1,859)          (1,711)
  Costs of patents                                (43,710)         (19,597)
  Purchase of Intersep, LTD.                     (531,980)              -

   Net cash flows from investing activities      (708,895)          (86,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of preferred stock     899,132         2,645,949
 Proceeds from issuance of common stock              9,844           227,254
 Proceeds from underwriter's warrants              252,000               -

  Net cash flows from financing activities       1,160,976         2,873,203
  Effect of foreign currency translation on cash  (16,026)              -

NET CHANGE IN CASH AND EQUIVALENTS              (1,216,549)        1,690,841

CASH AND EQUIVALENTS, BEGINNING OF YEAR          2,415,256           724,415

CASH AND EQUIVALENTS, END OF YEAR          $     1,198,707  $      2,415,256

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     1,725                31
   Income taxes paid                                10,202                 -

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common shares in conjunction with
 business acquisition                          $ 2,431,782         $   -
 Conversion of warrants                        $      -            $   -
 Conversion of preferred stock to common stock $       229         $   -

 Common stock dividends issued to
 preferred stockholders                        $       -           $  (19,944)
 Cancellation of common shares                         -                  500
                                               $       -           $  (19,444)



The Company purchased all of the common stock of Intersep, Ltd for $531,980.
In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                 $   825,969         $      -
Cash paid for the common stock                   (531,980)               -

  Liabilities assumed                         $   293,989                -




NOTE 1  -	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

	Nature of the Business - DiaSys Corporation and subsidiary ("the Company"), designs, develops, manufactures, and distributes proprietary workstation and consumable products for medical and clinical laboratory applications. The Company distributes its products primarily through sales managers employed by the Company and through distributors in North America, Europe, Middle East, Africa, China and Pacific Asia.

	Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

	Business Combinations - Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition.

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

	Foreign Currency Translation - Assets and liabilities of the Company's wholly owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

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

	Property and Equipment - Property and Equipment are recorded at cost and are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 10 years.

	Computer Software - Computer software is recorded at cost and is amortized over a 3-year life.

	Patent Costs - The costs of obtaining patents are amortized over the respective useful life.

	Warranty Costs - The Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date. As warranty costs remain and are expected to remain insignificant, no accrual for warranty costs is appropriate.

	Earnings(Loss) Per Share - Basic earnings(loss) per share is based upon the weighted average of all common shares outstanding. The computation of diluted earnings(loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings(loss) per share.

		Cash Equivalents - The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

	Stock Options - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2001 and 2000.

	Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's proforma net loss and net loss per share would have been approximately $(2,291,311) $(.35) per share in 2001 and ($1,376,898) ($.22) per share in 2000, using the Black-Scholes option pricing model.

	The fair value of options granted in 2001 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factor of the expected market price of the Company's Common Stock of 134.1% and a weighted-average expected life of the options of 8 years.

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

	Advertising Expense - Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2001 and 2000 amounted to approximately $90,157 and $19,440, respectively.

	Recent Pronouncements - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting
Bulletins No. 101A, "Amendment: Revenue Recognition in Financial
Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

	The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and
Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and hedging
Activities," which is required to be adopted in years beginning after June
15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value.
Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company believes the adoption of SFAS No. 137 will not be material to the financial position of the Company.

	In June 2001, the FASB issued Statement No. 141, "Business Combinations," which eliminates the pooling of interests method for Business Combinations. The statement is effective for all Business Combinations after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not be material to the financial position of the Company.

	In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which addresses how Goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 142 will not be material to the financial position of the Company.

	In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations,:" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs of this statement is effective for years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not be material to the financial position of the Company.

NOTE 2 -	PURCHASE TRANSACTION

	In September 2000, the Company acquired all of the capital stock of Intersep, Ltd., a United Kingdom based manufacturer of consumable laboratory products, reagents and test kits. The Company paid $531,980 at closing plus 297,131 shares of common stock at $8.1842 per share. Additional consideration of up to $2,400,000 in share compensation payable in buyer common shares may be made based on pre-tax profits for the years ending December 31, 2001, 2002 and 2003.

	The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon the fair values at date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to patents. In accounting for the acquisition of Intersep, the Company recorded approximately $2,650,000 in patents, which are being amortized on a straight-line basis over the estimated useful life of ten years.


	The following unaudited pro forma information has been prepared assuming that the acquisition of Intersep, Ltd. had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

						Pro forma for the years ended June 30,
							2000				2001
	Revenue			          $2,031,038	        $1,652,218
      Loss from operations		    (1,700,068)	        (1,132,800)
	Net Loss				    (1,549,915)		  (1,081,197)
	Loss per share				(.24)			     (.17)


NOTE 3  -	FINANCE RECEIVABLES:


	Net investment in sales-type leases are summarized as follows:

			Minimum lease payments receivable			$306,175
			Unearned income						 (35,775)
			Net investment in sales-type leases			$270,400

	Minimum lease payments to be received under the above lease agreements as of June 30, 2001, are as follows:

						Year Ending June 30,

							2002			$174,218
							2003			  79,641
							2004			  29,893
							2005			  19,002
							2006			   3,421

										$306,175


NOTE 4  -	INVENTORIES:

	Inventories at June 30, 2001 consist of the following:

					Raw material		$304,100
					Finished goods		 207,737

									$511,837

NOTE 5  -	CONCENTRATION OF CREDIT RISK:

	Included in cash and equivalents is a mutual fund consisting of investments of approximately $1,100,000 bearing interest at 3.5% per annum.

Net finance receivables due within one year total $148,807 excluding interest, net long-term finance receivables due in more than one year total $121,593, excluding interest. The Company performs credit evaluations and acquires a security interest in each finance receivable and trade receivable pursuant to the Uniform Commercial Code. Ongoing credit evaluations and account monitoring procedures are used to minimize the risk of loss. Collateral is generally not obtained from customers.

NOTE 6  -	PROPERTY AND EQUIPMENT:

	Property and Equipment at June 30, 2001 are summarized as follows:

		Machinery and equipment			$559,317
		Furniture and fixtures			 153,369
		Leasehold Improvements			  43,168

								 755,854
Less:  Accumulated depreciation			 437,306

								$318,548



NOTE 7 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses are summarized as follows:

		Accounts Payable				$ 186,394
		Accrued Professional Fees	         60,057
		Accrued Travel			         15,190
        	Accrued Wages			         13,503
		Accrued Inventory			          7,305
		Accrued Repair and Maintenance	    3,305
		Accrued Commissions			    2,417
      	Miscellaneous			 	    8,513

				Total			     	$ 296,684

NOTE 8   -	INCOME TAXES:

		For income tax reporting purposes, the Company has a December 31 year-end. The Company has a net operating loss carryforward of approximately $9,300,000 at June 30, 2001 (including net losses for the six months ended June 30, 2001) which can be used to offset future federal taxable income through 2021.


	The significant components of the Company's deferred tax assets at June 30, 2001 are summarized below:

		Allowance for doubtful accounts	   $  32,000
Net operating loss tax carryforwards		   3,715,000
								   3,747,000
Valuation allowance					  (3,747,000)

								   $   -

	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net loss, that a full valuation allowance is appropriate at June 30, 2001.

NOTE 9   -	PREFERRED STOCK:

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

Of the 100,000 shares of authorized but undesignated Preferred Stock, 4,000 shares are Series A Convertible Preferred Stock, with a par value of $.001 per share. On February 7, 2000 two investor groups entered into a Stock Purchase Agreement to purchase these 4,000 shares of Series A Convertible Preferred Stock and accompanying five year warrants to purchase the Company's Common Stock. The Series A Convertible Preferred Stock does not carry any voting rights, nor does it bear any dividends. The holders of shares of Series A Convertible Preferred Stock, shall have the right to convert each share of Series A Convertible Preferred Stock into Common Stock. Each holder is required to convert all shares of Series A Convertible Preferred Stock outstanding on the date that is three years after the Issuance Date for a price per share equal to the conversion price on the maturity date. As per the Certificate of Designations, the Series A Convertible Preferred Stock will be issued in three tranches: the first tranch of 1,000 shares was sold on February 7, 2000; the second tranch of 2,000 shares was sold on June 28, 2000; and the third tranch of 1,000 shares, was sold on November 17, 2000.

	The holder of the Series A Convertible Preferred Stock is entitled to an 8% per annum Additional Amount in common stock from the time the preferred stock was acquired until conversion.

NOTE  10   -	INCENTIVE STOCK OPTION PLANS:

	The Company maintains two incentive stock option plans, the 1993 Incentive Stock Option Plan and the 2000 Incentive Stock Option Plan, each under Section 422 of the Internal Revenue Code, whereby the Company has reserved 1,000,000 and 500,000 shares of its common stock, respectively, for the purpose of granting options to purchase such shares (the "Options") pursuant to each Plan. Options are granted to its officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the Options is equal to or greater than the fair market price of the Company's common stock on the date the Option is granted. No Options may be granted under the 1993 Plan after November 14, 2003, and no Options may be granted under the 2000 Plan after January 18, 2011. No Options may be exercised until the twenty-fourth month following the date the Option was granted. At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option.

	On March 24, 2000 the Company approved a plan whereby 500,000 shares of the Company's common stock would be held in reserve by the Company for the purpose of granting non-qualified options to qualified executive employees and non-employee members of the Board of Directors of the Company, provided that the exercise price of the Options equal to or greater than the fair market price of the Company's common stock on the date the Option is granted. No options may be exercised until the twenty-fourth month following the date the Option was granted. At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option.

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


Outstanding Options at June 30, 2001 are as follows:


                               Shares     Exercise Price       Expiration
           Exercise Date       Issuable   Per Share            Date
           February 1996       60,000     $1.25                February 2004
           February 1997        4,000      3.00                February 2005
           September 1997       6,000      3.44                September 2005
           February 1998        8,000      3.63                February 2006
           September 1998     126,000      3.06                September 2006
           November 1998       10,000      2.88                November 2006
           February 1999       66,000      3.53                February 2007
           June 1999           20,000      3.00                June 2007
           September 1999      10,000      3.50                September 2007
           January 2000         6,500      2.81                January 2008
           February 2000       60,000      2.94                February 2008
           May 2000             4,000      4.44                May 2008
           September 2000      20,000      4.56                September 2008
           January 2001        10,000      4.31                January 2009
           February 2001       60,000      4.38                February 2009
           May 2001            78,000      5.00                May 2009
           September 2001       4,000      4.56                September 2009
           October 2001        20,000      4.50                October 2009
           December 2001       10,000      4.81                December 2009
           February 2002       60,000      6.25                February 2010
           March 2002          54,000      9.13                March 2010
           April 2002          50,000      9.19                April 2010
           October 2002        49,500      8.28                October 2010
           January 2003        20,000      9.13                January 2011
           February 2003       80,000      1.50                February 2011
           March 2003         100,000      1.20                March 2011
           April 2003         112,500      1.25                April 2011

Total Options Outstanding   1,108,500     $1.20-9.19






	Options under the Incentive Stock Option Plan are summarized as follows:

                                                 Year Ended June 30, 2001
                                                                 Weighted-
                                                   Shares        Average
                                                 Under Option    Exercise Price

Options outstanding at beginning of year           803,000        $4.48
Options granted                                    384,000         2.99
Options expired/withdrawn                          (75,000)        7.83
Options exercised                                   (3,500)        2.81

Options outstanding at end of year               1,108,500         2.83

Option price per share                          $1.20-9.19

Options exercisable:

	Number of shares                             464,500         3.20

The following table summarizes option data as of June 30, 2001:

                               Weighted -
                               Average        Weighted -             Weighted -
Range of                       Remaining      Average                Average
Exercise       Number          Contractual    Exercise   Number      Exercise
Prices         Outstanding     Life           Price      Exercisable Price

$1.00 to 2.50  352,500         6.53           $1.12      60,000      $1.25
$2.51 to 5.00  522,500         4.47            3.75     404,500       3.49
$5.01 to 7.50   60,000         6.65            6.25        -            -
$7.51 to 10.00 173,500         7.00            8.90        -            -

             1,108,500                                  464,500

NOTE 11   -	COMMITMENTS:

	Leases - The following is the future minimum rental payment required for all non-cancellable operating leases:

			Year Ending June 30,

					2002			107,528
					2003			109,385
					2004			110,753
					2005			112,668
					2006			 65,723

							     $506,057

	The rent expense for the year ending June 30, 2001 is $67,129.

	Officer's And Employee Compensation - One of the Company's officers has an employment agreement for a one year term expiring January 1, 2002 which is renewable upon mutual consent of the parties. For the years ended June 30, 2001 and 2000, the officer earned annual base compensation of $250,000 and $175,000, respectively.

An employee of the Company has an employment agreement with the Company's wholly owned subsidiary commencing on September 29, 2000 and terminating on December 31, 2003. For the year ended June 30, 2001, the employee's salary was $100,000.

NOTE 12  -	MAJOR CUSTOMERS:

	Sales to one foreign customer in China as a percentage of net sales totaled 13% in 2001 and sales to foreign customers and one domestic customer totaled 27% and 11% respectively in 2000.

NOTE 13  -	VENDOR CONCENTRATION:

	Purchases from three unaffiliated suppliers comprised approximately 22% of the Company's net purchases in 2001.

NOTE 14  -	LITIGATION SETTLEMENT:

	In December 1999, the Company won an arbitration award from Intelligent Medical Imaging, Inc. (IMI). Due to the worsening financial condition of IMI, the Company subsequently agreed to a $325,000 final settlement of the award. On November 29, 1999, IMI filed for bankruptcy protection against the Company and numerous other creditors. The Company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors. In light of IMI's insolvency, the Company has not recognized a receivable in this matter. As of June 30, 2001, the Company has recorded $20,000 of payments received to date.