Form 10-Q
period 2001-09-30
DIASYS CORP
filed 2001-11-19
CIK 916380

UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ile such
Yes XX       No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
 by a court: XXX  Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 19, 2001, the Company had 7,364,909 common shares outstanding.

DiaSys Corporation

                                                        PART 1 - FINANCIAL INFORMATION
Item 1 . Financial Statements
                                                        DIASYS CORPORATION & SUBSIDIARY

                                                           CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                 September 30, 2001                   June 30, 2001
                                                     (Unaudited)                        (Audited)
CURRENT ASSETS:
   Cash and equivalents                            $     948,163                      $   1,198,707
   Accounts receivable, less allowance for
   doubtful accounts of $190,000                         624,919                            707,001
   Finance receivables, net                              145,848                            148,807
   Inventories                                           533,192                            511,837
   Prepaid expenses and other current assets              94,698                            118,994

Total Curent Assets                                    2,346,820                          2,685,346


EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION                                 267,424                            318,548

OTHER ASSETS:
  Computer software, less accumulated amortization         8,893                             11,823
	Patents, less accumulated amortization           2,467,010                          2,503,479
	Deferred acquisition and offering costs              9,669                              9,668
	Other Assets - Non-Current                          67,153                             58,501
	Long-term finance receivables, net                 108,914                            121,593

         Total Assets                              $   5,275,883                      $   5,708,958









                                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses           $      217,296                     $     296,684
   Due to Bank                                                  0                            14,143

       Total Current Liabilities                          217,296                           310,827


STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value:
  Authorized 100,000 shares, 1,770
  shares outstanding at 9/30/01
  and 1,890 outstanding at 6/30/01                              2                                 2
  Common stock $.001 par value:
  Authorized 99,900,000 shares,
  outstanding 7,164,909 at 9/30/01
  and 6,874,597 outstanding at 6/30/01                      7,165                             6,875
Additional paid-in-capital                             15,241,725                        15,249,592
Accumulated deficit                                   (10,186,412)                       (9,842,312)
Accumulated other comprehensive loss                       (3,893)                          (16,026)

Total Stockholders' Equity                              5,058,587                         5,398,131

Total Liabilities and Stockholders' Equity         $    5,275,883                     $   5,708,958

















                                                             DIASYS CORPORATION & SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                       (UNAUDITED)


                                                               Three Months Ended, September 30,
                                                                   2001                      2000
NET SALES                                                    $    489,436              $    364,464
COST OF GOODS SOLD                                                173,220                   109,200

GROSS PROFIT                                                      316,216                   255,264

OPERATING EXPENSES:
    Selling                                                       268,358                   228,043
    General and administrative                                    267,312                   178,922
    Research and development                                      134,527                   120,034

                                                                  670,197                   526,999

LOSS FROM OPERATIONS                                             (353,981)                 (271,735)

INTEREST INCOME                                                    10,881                    32,608

NET LOSS BEFORE TAXES                                            (343,100)                 (239,127)

TAXES                                                               1,000                         0

NET LOSS                                                     $   (344,100)             $   (239,127)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      7,060,775                 6,285,053

BASIC AND DILUTED LOSS PER COMMON SHARE                      $     (0.05)              $     (0.04)






                                                                        DIASYS CORPORATION & SUBSIDIARY
                                                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                           (UNAUDITED)

                                      Common Stock          Preferred Stock     Paid-in-       Other       Accumulated
                                      Shares     Par        Shares    Par       Capital     Comprehensive  Deficit
                                                 Value                Value                     Loss

BALANCE, JUNE 30, 2001                6,874,597   $ 6,875    1,890    $  2      $15,249,592   $(16,026)    $(9,842,312)

   Conversion of 120 shares of
   preferred stock to 290,312
   shares of common stock               290,312       290    (120)       -           (7,867)      -               -

   Foreign Currency Translation
    adjustment                              -          -        -        -               -      12,133            -

	Net Loss(F1)                         --         --       --       --               -        --          (344,100)


BALANCE SEPTEMBER 30, 2001            7,164,909   $ 7,165    1,770    $  2      $15,241,725   $ (3,893)    $(10,186,412)

<F1>
(1) Comprehensive loss, i.e., net loss plus other comprehensive income (loss) totals $(331,967) in 2001 and $(239,127) in 2000.







                                                             DIASYS CORPORATION & SUBSIDIARY
                                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                         (UNAUDITED)
                                                              Three Months Ended, September 30,
2001                   2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (344,100)            $  (239,127)
  Adjustments to reconcile net loss to net cash flows from
  operating activities:
    Amortization of patents and software                         43,994                   9,825
    Depreciation of equipment, furniture and fixtures            47,900                   8,450
    Changes in operating assets and liabilities:
      Accounts receivable                                        82,082                 (86,314)
      Inventories                                               (21,355)                 14,710
      Prepaid expenses and other current assets                  24,296                    (822)
      Other Assets                                               (8,652)                     -
      Accounts payable and accrued expenses                     (93,531)                 96,813
         Net cash flows from operating activities              (269,366)               (196,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment, furniture and fixtures                  3,224                  (5,666)
  Costs of patents                                               (4,595)                (14,321)
  Deferred acquisition and offering costs                            (1)                (33,875)
  Payment for purchase of Intersep Ltd.                               -                (500,000)
  Increase in finance receivables                                15,638                (113,168)

        Net cash flows from investing activities                 14,266                (667,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of preferred stock                  (7,577)                 (2,170)

          Net cash flows from financing activities               (7,577)                 (2,170)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                   12,133                      -
NET CHANGE IN CASH AND EQUIVALENTS                             (250,544)               (865,665)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                       1,198,707               2,415,256
CASH AND EQUIVALENTS, END OF YEAR                            $  948,163             $ 1,549,591

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


Note 2. Intersep Ltd. Acquisition:

In September 2000, the Company acquired all of the capital stock of Intersep Ltd., an England based manufacturer and distributor of consumable laboratory products, reagents and test kits. The Company paid $531,980 at closing plus 297,131 shares of common stock at $8.1842 per share. Additional consideration of up to $2,400,000 in share compensation payable in buyer common shares may be made based on pre-tax profits for the years ending December 31, 2001, 2002 and 2003.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon the fair values at date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to patents. In accounting for the acquisition of Intersep, the Company recorded approximately $2,650,000 in patents, which are being amortized on a straight-line basis over the estimated useful life of twenty years.

The following unaudited pro forma information has been prepared assuming that the acquisition of Intersep, Ltd. had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.
Pro Forma for the quarter ended September 30,

                                       2001             2000
     Revenue                         $ 489,436        $ 636,264
     Loss from operations              (353,981)        (185,813)
     Net Loss                         (344,100)        (155,931)
     Loss per share                     (0.05)           (0.03)

Note 3. Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2001.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $(540,026) $(0.08) per share at September 30, 2001, using the Black-Scholes option pricing model.


FINANCIAL CONDITION:

Liquidity and Capital Resources:

As of September 30, 2001, the Company had cash and equivalents of $948,163 compared to $1,198,707 at June 30, 2001. The decrease in cash and equivalents was primarily due to continued expenditures for sales and marketing related activities and expenses related to the acquisition of DiaSys Europe.

Based on cash and continuing operations, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.


RESULTS OF OPERATIONS

Net Revenue:

The Company's net revenue increased $124,972 or 34% to $489,436 for the quarter ended September 30, 2001 compared to $364,464 for the same period last year. The increase in Net Revenue was due to continued implementation of the Company's strategic growth plan.







Gross Profit and Gross Profit Margins:

Gross profit increased to $316,216 for the period ended September
 30, 2001, up from $255,264 compared to the same period last year.
Gross profit percentage decreased to 65% for the period from 70% for the same period last year. The decrease reflects the effect of parent/subsidiary consolidation of operations: DiaSys Europe sells product primarily through independent, third party distributors where lower gross profit margins are off set by lower sales and operation costs. The Company has implemented several measures to increase the gross profit margins of DiaSys Europe, including an increase in the price of some items and the elimination of several non-proprietary products. The Company expects gross profit to increase due to these measures and continued growth in sales.

Selling General And Administrative (SG&A):

SG&A increased $128,705 or 32% to $535,670 for the period ended
September 30, 2001 up from $406,695 for the same period last year. The increase in SG&A was mainly due to the consolidation of expenses of the DiaSys UK subsidiary and amortization of patents acquired at the acquisition.

Research And Development (R&D):

R&D expenses increased $14,493 or 12% to $134,527 for the period ended September 30, 2001, up from $120,034 for the same period last year. The increase in R&D reflects our continued pursuit of the development of the Company's intellectual property.

Net (Loss):

Net loss increased $104,973 or 44% to $344,100 for the period ended
 September 30, 2001, up from $239,127 for the same period last year. The increase in loss was mainly attributable to the increase in SG&A as noted above. The Company believes that its net loss will decrease as the Intersep acquisition and related selling plans are implemented.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings:

As previously disclosed the Company won an arbitration award from Intelligent Medical Imaging, Inc. (IMI). Due to the worsening financial condition of IMI, the company subsequently agreed to a $325,000 final settlement of the award.  On November 29, 1999, IMI filed for bankruptcy protection against the company and numerous other creditors. The company has submitted its claim to the bankruptcy court and has been approved as one of IMI's unsecured creditors. An undetermined sum of money has been set aside by the Bankruptcy Court for distribution to unsecured creditors of which the Company is one.

Item 5. Other Information:

On February 7, 2000, Registrant entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares (the "Preferred") and accompanying 5 year warrants
(the "Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto, Ontario, Canada. The terms of the Preferred are as provided for in Certificate of Designations filed with the Secretary of the State of Delaware. Under the Agreement,
 the investors purchased all of as of November 17, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DiaSys Corporation

Date: November 19, 2001


Todd M. DeMatteo,
President and Chief Executive Officer


Diane J. Sentner
Director of Finance and Chief Financial Officer