Form 10-Q
period 2001-12-31
DIASYS CORP
filed 2002-02-14
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 14, 2002, the Company had 7,364,909 common shares outstanding.

DiaSys Corporation

                                  PART I
                           FINANCIAL INFORMATION
                Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     DIASYS CORPORATION & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                        December 31, 2001           June 30, 2001
                                                            (Unaudited)                (Audited)
CURRENT ASSETS:
   Cash and equivalents                                $      561,155              $     1,198,707
   Accounts receivable, less allowance for doubtful
     accounts of $140,000                                     716,105                      707,001
   Finance receivables, net                                   158,130                      148,807
   Inventories                                                509,694                      511,837
   Prepaid expenses and other current assets                   72,077                      118,994

Total Curent Assets                                    $    2,017,161              $     2,685,346


EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION                                      265,180                      318,548

OTHER ASSETS:
   Computer software, less accumulated amortization             3,880                       11,823
   Patents, less accumulated amortization                   2,426,621                    2,503,479
   Deferred acquisition and offering costs                      9,669                        9,668
   Other Assets - Non-Current                                  65,579                       58,501
   Long-term finance receivables, net                         103,689                      121,593

   Total Assets                                        $    4,891,779              $     5,708,958

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                      298,073                      296,684
   Due to Bank                                                      0                       14,143

Total Current Liabilities                              $      298,073              $       310,827

STOCKHOLDERS' EQUITY:
   Preferred stock $.001 par value:
    Authorized 100,000 shares, 1,718
    shares outstanding at 12/31/01 and
    1,890 shares outstanding at 6/30/01                             2                            2
   Common stock $.001 par value:
     Authorized 99,900,000 shares,
     outstanding 7,364,909 at 12/31/01
     and 6,874,597 outstanding at 6/30/01                       7,365                        6,875
   Additional paid-in-capital                              15,249,102                   15,249,592
   Accumulated deficit                                    (10,642,285)                  (9,842,312)
   Accumulated other comprehensive loss                       (20,478)                     (16,026)
Total Stockholders' Equity                            $     4,593,706             $      5,398,131

Total Liabilities and Stockholders' Equity            $     4,891,779             $      5,708,958

See accompanying notes to the financial statements.

                                      DIASYS CORPORATION & SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                     Six Months Ended December 31,        Three Months Ended December 31,
                                       2001              2000                2001                2000
NET SALES                            $ 1,028,091       $   959,043         $  538,655          $   594,579
COST OF GOODS SOLD                       368,352           353,082            195,132              243,882

GROSS PROFIT                             659,739           605,961            343,523              350,697

OPERATING EXPENSES:
  Selling                                507,794           417,597            239,436              189,554
  General and administrative(footnote 4) 707,138           454,039            439,826              275,117
  Research and development               256,195           203,862            121,668               83,828

  Total Operating Expenses             1,471,127         1,075,498            800,930              548,499

LOSS FROM OPERATIONS                    (811,388)         (469,537)          (457,407)            (197,802)

INTEREST INCOME                           16,835            54,984              5,954               22,376

NET LOSS BEFORE TAXES                   (794,553)         (414,553)          (451,453)            (175,426)

INCOME TAXES                               5,420            39,046              4,420               39,046

NET LOSS                             $  (799,973)       $ (453,599)         $(455,873)          $ (214,472)

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING              7,179,147         6,309,700          7,297,518            6,284,580

BASIC AND DILUTED LOSS
PER COMMON SHARE                          ($0.11)           ($0.07)            ($0.06)              ($0.03)

See accompanying notes to financial statements.


                                            DIASYS CORPORATION & SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (UNAUDITTED)


                                                                                    Other
                              Common Stock       Preferred Stock    Paid-in-     Comprehensive    Accumulated
                            Shares   Par Value  Shares   Par Value  Capital          Loss           Deficit
BALANCE, JUNE 30, 2001    6,874,597  $  6,875    1,890    $    2    $ 15,249,592  $  (16,026)      $ (9,842,312)


Conversion of 120
shares of preferred
stock to 290,312 shares
of common stock             290,312       290     (120)        -            (290)          -                  -


Conversion of 52 shares
of preferred stock to
200,000 shares of common
stock                       200,000       200      (52)        -            (200)          -                  -

Foreign Currency
Translation adjustment          -          -        -          -                -      (4,452)                 -

Net Loss (a)                    -          -        -          -                -           -           (799,973)


BALANCE DECEMBER 31,2001  7,364,909  $  7,365    1,718$        2     $ 15,249,102  $  (20,478)     $ (10,642,285)


(a) Comprehensive loss, i.e., net loss plus other comprehensive income (loss) totals $(804,425) in 2001.


                                      DIASYS CORPORATION & SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                               Six Months Ended, December 31,
                                                                2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (799,973)       $  (453,599)
   Adjustments to reconcile net loss to net cash
   flows from operating activities:
     Amortization of patents and software                          91,215             31,734
     Depreciation of equipment, furniture and fixtures             53,692              5,103
     Taxes Unpaid                                                       0             37,245
     Bad debt expense                                             (50,000)                 0
     Changes in operating assets and liabilities:
	Accounts receivable                                        40,896           (215,290)
	Inventories                                                 2,143              6,009
        Unpaid Common Stock                                             0             10,224
	Prepaid expenses and other current assets                  46,917            (80,103)
        Other assets                                               (7,078)                 0
	Accounts payable and accrued expenses                     (12,754)            46,266

	Net cash flows from operating activities                 (634,942)          (612,411)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of equipment, furniture and fixtures
     and leasehold improvements                                    (1,469)              (296)
   Cost of computer software                                            0                  0
   Cost of patents                                                 (5,270)           (14,106)
   Deferred acquisition and offering costs                              0            (40,348)
   Change in finance receivables                                    8,581           (127,367)
   Payment for purchase of Intersep, Ltd.                               0           (500,000)

	Net cash flows from investing activities                    1,842           (682,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of preferred stock                        0                  1
   Proceeds from issuance of common stock                               0          1,151,131
   Reduction in finance payables                                        0            (77,450)

	Net cash flows from financing activities                        0          1,073,682

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                     (4,452)                 0

NET CHANGE IN CASH AND EQUIVALENTS                               (637,552)          (220,846)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                         1,198,707          2,415,256

CASH AND EQUIVALENTS, END OF PERIOD                          $    561,155       $  2,194,410

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                             $          0       $      3,704
   Income taxes paid                                         $      1,000       $      1,801

NONCASH FINANCING ACTIVITIES:
   Issuance of common shares in conjunction with
     business acquisition                                    $          0       $  1,700,000
     Conversion of preferred stock to common stock           $        490       $          0

See accompanying notes to financial statements






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

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

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

Note 2. Intersep Ltd. Acquisition:

In September 2000, the Company acquired all of the capital stock of Intersep Ltd., an England based manufacturer and distributor of consumable laboratory products, reagents and test kits. The Company paid $500,000 at closing plus 297,131 shares of common stock having a value of $8.1842 per share.

Following the acquisition, Intersep Limited's name was changed to DiaSys Europe Limited.

The acquisition has been accounted for under the purchase method of accounting, and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon the fair values at date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to patents. In accounting for the acquisition of Intersep, the Company recorded approximately $2,650,000 in intellectual property, which is being amortized on a straight-line basis over the estimated useful like of twenty years.

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





				    	   Pro forma for periods ended December 31,
					Six-months ended           Three-months ended
			        	2001	     2000         2001	        2000
Revenue          		        $1,028,091   $1,230,843   $ 538,655     $ 594,579
Loss from operations                      (811,388)    (383,615)   (457,407)     (197,802)
Net Loss		                  (799,973)    (370,403)   (455,873)     (214,472)
Loss per share  			     (0.11)       (0.06)      (0.06)        (0.03)

Note 3.  Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2001.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $(1,191,825) $(0.17) per share at December 31, 2001, using the Black-Scholes option pricing model.

Note 4.  Legal Proceedings

In September of 2001, the Company found reason to believe that Mr. Paul Reardon, the Managing Director of DiaSys Europe Limited, was engaging in competitive practices in violation of his employment agreement and the Share Purchase Agreement between the Company and the shareholders of Intersep. In connection withe this matter,the Company served injunctive court orders on HealthTest Limited, Mr. Reardon, and two past employees of Diasys Europe Limited. The Company incurred nonrecurring costs for legal and investigative services totaling approximately $300,000, which are included in General and Administrative expenses for the three month and six month period ended
December 31, 2001.



Item 2. MANAGEMENT DISCUSSION AND ANALYSIS


FINANCIAL CONDITION:

The Company's financial results for the period ended December 31, 2001 was materially and adversely affected by the HealthTest matter (See Item 1. Legal
Proceedings: HealthTest; below).   The Company believes that it has taken all
necessary and advised precautions to protect its Europe business and revised its business plan.

Liquidity and Capital Resources:

As of December 31, 2001, the Company had cash and equivalents of $561,155 compared to $1,198,707 at June 30, 2001. The decrease in cash and equivalents was due primarily to the interruption of European sales (See Item 1. Legal
Proceedings: HealthTest; below) in the past quarter and approximately $150,000 in non-recurring expenditures including $80,000 paid in connection with the HealthTest matter. The Company does not expect to incur these costs again.

Based on cash and equivalents and continuing operations, management believes that it has sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.


RESULTS OF OPERATIONS

Net Revenue:

Net revenue for the three-month period ended December 31, 2001 decreased $55,924 or 9% from $594,579 to $538,655 compared to the same period of the prior year. Net revenue for the six-month period ended December 31, 2001, increased from $959,043 to $1,028,091, or 7%, over the same period of the prior year. The decrease in revenue for the three-month period ended
December 31, 2001 was due primarily to a loss of approximately $200,000 in European sales occasioned by: (i) the HealthTest matter see Item 1 below); and,
(ii) suspension of business with the Company's distributor in Turkey due to Turkey's economic crisis and certain disputes arising between the Turkish distributor and DiaSys Europe. DiaSys Europe has implemented a plan to restore its business including removal of Mr. Reardon, installing a new Director of European Sales, Marketing and Service, and entering into a new three-year accord with its Turkish distributor effective January 17, 2002.


Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended December 31, 2001 decreased 2%
from $350,697 to $343,523.    Gross profit for the six-month period ended
December 31, 2001 increased 9% from $605,961 to $659,739. Gross profit margins for the three-month period ended December 31, 2001 increased from 59% to 64%
over the comparable period of last year.   Gross profit margins for the
six-month period remained essentially unchanged over the comparable period at 64% and 63% respectively. DiaSys Europe sells product primarily through independent, third party distributors where lower gross profit margins are off set by lower selling and operation costs. Notwithstanding this fact, the Company has implemented several measures to increase the gross profit margins of DiaSys Europe, including better buying practices, an increase in the price of some items and the elimination of several non-proprietary products. The Company believes that gross profit margins will continue to rise as the effects of these and other measures are realized.

Selling General And Administrative (SG&A):

For the three-month period ended December 31, 2001, SG&A increased $214,591 or
46% from $464,671 to $679,262 over the prior comparable period.   SG&A for the
six-month period ended December 31, 2001 increased $343,296 or 39% from $871,636 to $1,214,932 over the comparable period of the prior year. The increase in SG&A was composed of approximately $300,000 of nonrecurring expenses associated primarily with the HealthTest matter (See Item 1. Legal
Proceedings: HealthTest; below).

The Company does not expect to incur these expenses going forward. If it were not for theses expenses, then SG&A would have actually decreased by approximately $90,000 or 19% for the three month period ended December 31, 2001 and would have increased $38,000 or 4% for the six month period ended
December 31, 2001.

Research And Development (R&D):

R&D for the three-month period ended December 31, 2001 increased $37,840 or 45% from $83,828 to $121,668 over the prior comparable period. R&D for the six-month period ended December 31, 2001 increased 26% from $203,862 to $256,195 over the comparable prior year period. The increase in R&D reflects our continued pursuit and patent protection of the Company's intellectual property.

Net (Loss):

For the three-month period ended December 31, 2001, Net Loss increased 113% from $214,472 to $455,873 over the same three-month period in 2000. Net Loss for the six-month period ended December 31, 2001 increased 76% from $453,599 to $799,973 over the comparable six-month period of the prior year. The increase in net loss was due primarily to: (a) the interruption of business occasioned by HealthTest matter (See Item 1. Legal Proceedings: HealthTest; below); and
(b) approximately $300,000 of expenses accrued in connection therewith. The Company does not expect to incur these expenses going forward. Management believes these nonrecurring expenses and the shortfall of sales due to the interruption of business, prevented the Company from reaching profitability for the three month period ended December 31, 2001.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings:

Intelligent Medical Imaging Inc (IMI): In 1999, the Company won an arbitration award against IMI. Due to the worsening financial condition of IMI, the Company subsequently agreed to a $325,000 final settlement of the award. The Company received $10,000 from IMI against the settlement. However, on November 29, 1999, IMI filed for bankruptcy protection. The Bankruptcy Court subsequently approved the Company as an unsecured creditor of IMI in the amount of $315,000. On January 28, 2002, the Court ruled that with exception of the final distribution to unsecured creditors and a few associated administrative issues, the IMI matter was fully settled. The Company expects to receive $15,000-to-$20,000 in distribution but will recognize the asset only when received.


HealthTest Limited, Paul Reardon, et al.: In September of 2001, the Company found reason to believe that Mr. Paul Reardon, the Managing Director of DiaSys Europe Limited, was engaging in competitive practices in violation of his employment agreement and the Share Purchase Agreement between the Company and
the shareholders of Intersep (see Note 2. Fiancial Statements).   Subsequently,
the Company discovered evidence which strongly suggested that Mr. Reardon was attempting to divert the business of DiaSys Europe to HealthTest Limited, a Company which Mr. Reardon was a Director and a participant in further breach of contract. The evidence further suggested that Mr. Reardon assisted HealthTest to obtain the customer, distributor, and supplier lists of DiaSys Europe, and permitted HealthTest to operate from the premises of DiaSys Europe. On November 13,2001, following a meeting called to review these improprieties with Mr. Reardon, Mr. Reardon was immediately discharged from employment
FOR CAUSE, and the Company served injunctive court orders on HealthTest Limited, Mr. Reardon, and two past employees of DiaSys Europe Limited. The Company temporarily installed Mr. Robert P. Carroll, a Director of the
Company, in England as interim acting Managing Director, and in January 2002, hired Mr.Reardon's replacement. The Company experienced an interruption in its European business for the quarter ended December 31, 2001 and incurred substantial costs for legal and investigative services. The Company believes that it has taken all necessary or advisable precautions to secure its business in Europe and has resumed application of its business plan. HealthTest, Mr. Reardon and the other two respondents have been stopped from trading in the business and markets of DiaSys Europe while this matter in pending. The Company is currently in settlement discussions with the respondents.


Item 5. Other Information:

On February 7, 2000, Registrant entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series "A" Convertible Preferred Shares
(the "Preferred") and accompanying 5 year warrants (the "Warrants") to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto, Ontario, Canada. The terms of the Preferred are as provided for in Certificate of Designations filed with the Secretary of the State of Delaware. Under the Agreement, the investors purchased all of tranches as of November 17, 2000.
In October, 2001, the Company entered into a Stock Repurchase Agreement with B.H. Capital and Excalibur Limited pursuant to which the Company obtained the right but not the duty to repurchase all of the unexercised Preferred, Warrants and any accrued interest thereon for a fixed price of $1,750,000 ("Call"). The Company is in the process of seeking additional capital in order to exercise the Call. The Call expires on February 27, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DiaSys Corporation
Date: February 14, 2002



Todd M. DeMatteo,
President and Chief Executive Officer



Diane J. Sentner
Director of Finance and Chief Financial Officer