Form 10QSB
period 2002-03-31
DIASYS CORP
filed 2002-05-20
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2002, the Company had 9,893,721 common shares outstanding.

DiaSys Corporation

                                             PART I
                                     FINANCIAL INFORMATION
                          Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                              DIASYS CORPORATION & SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                   March 31, 2002         June 30, 2001
                                                    (Unaudited)            (Audited)
CURRENT ASSETS:
  Cash and equivalents                            $        99,959        $    1,198,707
  Accounts receivable, less allowance for
  doubtful accounts of $240,000 at
  March 31,2002 and  $190,000 at June 30, 2001            586,859               707,001
  Finance receivables, net                                175,802               148,807
  Inventories                                             561,824               511,837
  Prepaid expenses and other current assets                75,866               118,994
        Total Current Assets                      $     1,500,310        $    2,685,346



EQUIPMENT, FURNITURE AND FIXTURES, LESS
  ACCUMULATED DEPRECIATION                                250,217               318,548


OTHER ASSETS:
  Computer software, less accumulated amortization          6,101                11,823
  Patents, less accumulated amortization                2,401,713             2,503,479
  Deferred acquisition and offering costs                   9,668                 9,668
  Other Assets - Non-Current                               64,872                58,501
  Long-term finance receivables, net                       95,548               121,593
	Total Assets                              $     4,328,429        $    5,708,958

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                  332,180               296,684
   Due to Bank                                                  0                14,143
	Total Current Liabilities                 $       332,180        $      310,827



STOCKHOLDERS' EQUITY:
   Preferred stock $.001 par value:
     Authorized 100,000 shares, 1,844 shares
     outstanding at March 31, 2002 and 1,890
     shares outstanding at June 30, 2001                        2                     2
   Common stock $.001 par value:
     Authorized 99,900,000 shares, outstanding
     7,364,909 at March 31, 2002 and 6,874,597
     outstanding at June 30, 2001                           7,365                 6,875

   Additional paid-in-capital                          15,249,102            15,249,592
   Accumulated deficit                                (11,244,264)           (9,842,312)
   Accumulated other comprehensive loss                   (15,956)              (16,026)
        Total Stockholders' Equity                $     3,996,249        $    5,398,131

        Total Liabilities and Stockholders'Equity $     4,328,429        $    5,708,958

See accompanying notes to the consolidated financial statements.


                                DIASYS CORPORATION & SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                              Nine Months Ended March 31,       Three Months Ended March 31,
                                2002          2001                 2002            2001
NET SALES                    $  1,460,028   $  1,391,169         $    431,937    $    432,126

COST OF GOODS SOLD                535,282        515,835              166,930         162,754

GROSS PROFIT                      924,746        875,334              265,007         269,372

Gross Profit %                         63.3%          62.9%                61.4%           62.3%


OPERATING EXPENSES:
  Selling                         773,735        695,059              265,941         277,462
  General and administrative    1,189,642        795,755              482,504         341,716
  Research and development        375,302        324,896              119,107         121,034

    Total Operating Expenses    2,338,679      1,815,710              867,552         740,212

LOSS FROM OPERATIONS           (1,413,933)      (940,376)            (602,545)       (470,840)

INTEREST INCOME                    17,604         71,206                  769          18,023

NET LOSS BEFORE TAXES          (1,396,329)      (869,170)            (601,776)       (452,817)

INCOME TAXES                        5,623         37,245                  203               0

NET LOSS                      ($1,401,952)     ($906,415)           ($601,979)      ($452,817)

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING       7,240,163      6,481,839            7,364,909       6,833,766

BASIC AND DILUTED LOSS
PER COMMON SHARE                   ($0.19)       ($0.14)               ($0.08)         ($0.07)

See accompanying notes to the consolidated financial statements.

                                          DIASYS CORPORATION & SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                   (UNAUDITED)

                     Common Stock       Preferred Stock       Paid-in-      Accumulated Other      Accumulated
                    Shares   ParValue   Shares     ParValue   Capital      Comprehensive Loss        Deficit
BALANCE, JUNE 30,
2001               6,874,597  $ 6,875    1,890      $    2    $15,249,592    $    (16,026)         $ (9,842,312)

Conversion of 120
shares of preferred
stock to 290,312
shares of common
stock               290,312       290     (120)         -            (290)              -                   -

Conversion of 52
shares of
preferred stock
to 200,000 shares
of common stock     200,000       200      (52)         -            (200)              -                   -

Adjustment to
Preferred
Shares                    -          -     126          -               -               -                   -

Foreign
Currency
Translation
adjustment                -          -       -          -               -              70                   -

Net Loss (a)              -          -       -          -               -               -           (1,401,952)

BALANCE MARCH 31,
2002              7,364,909   $  7,365   1,844     $    2      $15,249,102    $   (15,956)      $  (11,244,264)

(a) Comprehensive loss, i.e., net loss plus other comprehensive income (loss) totals $(1,401,882) in 2002.

See accompanying notes to the consolidated financial statements.

                                           DIASYS CORPORATION & SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                               Nine Months Ended, March 31,
                                                             2002                       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $   (1,401,952)            $     (906,415)
   Adjustments to reconcile net loss to net
     cash flows from operating activities:
	Amortization of patents and software                      130,527                     36,211
	Depreciation of equipment, furniture and fixtures          78,626                     45,293
        Bad debt expense                                           50,000                          0
	Changes in operating assets and liabilities
          net of effects from the Purchase of Intersep, Ltd.
  	  Accounts receivable                                      70,142                   (411,513)
          Inventories                                             (49,987)                  (177,272)
          Prepaid expenses and other current assets                43,128                    (20,088)
          Other assets                                             (6,371)                         0
          Accounts payable and accrued expenses                    21,353                    122,007

            Net cash flows from operating activities           (1,064,534)                (1,311,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures and
      leasehold improvements                                      (10,295)                  (269,057)
   Cost of computer software                                       (5,590)                         0
   Cost of patents                                                (17,449)                   276,133
   Deferred acquisition and offering costs                              0                      3,727
   Change in finance receivables                                     (950)                   (30,812)
   Payment for purchase of Intersep, Ltd.                               0                   (500,000)

            Net cash flows from investing activities              (34,284)                  (520,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of preferred stock                        0                    899,130
   Proceeds from issuance of common stock                               0                    261,845
   Proceeds from lending institutions                                   0                     40,701

            Net cash flows from financing activities                    0                  1,201,676

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                         70                          0

NET CHANGE IN CASH AND EQUIVALENTS                             (1,098,748)                  (630,110)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                         1,198,707                  2,415,256

CASH AND EQUIVALENTS, END OF PERIOD                      $         99,959             $    1,785,146

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                         $              0             $        1,592
   Income taxes paid                                     $          1,000             $        6,556

NONCASH FINANCING ACTIVITIES:
   Issuance of common shares in conjunction
      with business acquisition                          $              0             $    2,431,485

   Conversion of preferred stock to common stock         $            490             $            0

See accompanying notes to the consolidated financial statements





NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Basis of the Presentation:

Nature of the Report: The accompanying consolidated financial statements include the accounts of DiaSys Corporation. The balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods present, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Note 2. Intersep Ltd. Acquisition:

In September 2000, the Company acquired all of the capital stock of Intersep Ltd., an England-based manufacturer and distributor of consumable laboratory products, reagents and test kits. The Company paid $500,000 at closing plus 297,131 shares of common stock having a value of $8.1842 per share. Following the acquisition, Intersep Limited's name was changed to DiaSys Europe Limited.

The acquisition has been accounted for under the purchase method of accounting, and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon the fair values at date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to patents. In accounting for the acquisition of Intersep, the Company recorded approximately $2,650,000 in intellectual property, which is being amortized on a straight-line basis over the estimated useful life of twenty years.


				    		Pro forma for periods ended March 31,

					  Nine-months ended		Three-months ended
					2002		2001		2002		2001
        Revenue		                $1,460,028      $1,662,969      $  431,937      $ 432,126
	Loss from operations            (1,413,933)       (854,454)       (602,545)      (470,840)
	Net Loss		        (1,401,952)       (862,265)       (601,979)      (452,817)
	Loss per share			     (0.19)          (0.13)	     (0.08)         (0.07)

Note 3.  Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in the nine months ended March 31, 2002.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $(2,013,664) $(0.28) per share at March 31, 2002, using the Black-Scholes option pricing model.

Note 4.  Legal Proceedings

In September of 2001, the Company found reason to believe that Mr. Paul Reardon, the Managing Director of DiaSys Europe Limited, was engaging in competitive practices in violation of his employment agreement and the Share Purchase Agreement between the Company and the shareholders of Intersep. In connection with this matter, the Company served injunctive court orders on HealthTest Limited, Mr. Reardon, and two past employees of DiaSys Europe Limited (the "Respondents"). On May 1, 2002, the Company entered into a settlement agreement with the Respondents pursuant to which: (a) HealthTest will be wound-down and its name and other good will assigned to DiaSys; (b) a combination of the Respondents will pay DiaSys the sum of $175,000; (c) the Respondents will not compete with the Company for stipulated periods; and, (d) the parties will exchange mutual releases. The settlement also relieved the Company from issuance of any additional "Earn-Up" shares to the shareholders of Intersep as otherwise would have been required under the Intersep acquisition agreement.

The Company incurred one-time legal, consulting, accounting, and investigative expenses in excess of $300,000, which are included in General and Administrative expenses for the three-month and nine-month periods ending March 31, 2002. Proceeds from the settlement agreement will be recognized for the period ended June 30, 2002.

Note 5. Subsequent Events

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

On April 4, 2002, a group of investors, led by the Company's officers and directors, entered into a stock purchase agreement with BH Capital and Excalibur Partners to retire all of the Convertible Preferred and underlying common shares. Under the stock purchase agreement, BH and Excaliber agreed to exercise, in several conversions, all of the Preferred at a stipulated price of $0.82 per share, yielding 2,528,812 commons shares. The purchasers agreed to buy 2,228,812 common shares from BH and Excaliber for total consideration of $1.5 million, or $0.673 per share, and BH and Excaliber agreed to forfeit any warrants they held in the Company's common stock and any rights to acquire
warrants in the future by virtue of this transaction.   On April 26, 2002, all
transactions under the stock purchase agreement were completed and the Preferred was removed from the Company's outstanding equity.








Item 2. MANAGEMENT DISCUSSION AND ANALYSIS


FINANCIAL CONDITION:

The Company's financial results for the three- and nine-month periods ended March 31, 2002 were materially and adversely affected by the HealthTest matter (See Note 4, above, or Item 1, below, entitled: Legal Proceedings).
Management believes that the HealthTest adversity has been isolated and that the Company is now free to resume its strategic growth plan for Europe.

Liquidity and Capital Resources:

As of March 31, 2002, the Company had cash and equivalents of $99,959 compared to $1,198,707 at June 30, 2001. The decrease in cash and equivalents was due primarily to: (a) loss of anticipated European revenue and incurrence of more than $300,000 in legal, consulting, accounting and investigative expenses in connection with the HealthTest matter, (See Note 4, above, and Item 1, below entitled: Legal Proceedings); and, (b) the anticipated delay in certain domestic sales occasioned by the time required for the Company to shift from direct sales to indirect sales through the Company's network of national distributors and strategic business partners including: Bayer Corporation (NYSE: BAY), Allegiance Healthcare (a subsidiary of Cardinal Health (NYSE:
CAH), Fisher HealthCare (NYSE: FSH), Health Partners Group Purchasing, Premier Inc, and Broadlane, Inc. As the HealthTest matter was settled on May 1, 2002, the Company expects to resume its European sales growth and does not expect to
again incur HealthTest-like expenses.   Similarly, the conversion of the
Company's sales strategy from direct to indirect is near completion.

Based on continuing operations, management believes that it will have sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.


RESULTS OF OPERATIONS

Net Revenue:

Net revenue of $431,937 for the three-month period ended March 31, 2002 was essentially unchanged compared to net revenue of $432,126 for the same period of the prior year. Net revenue for the nine-month period ended March 31, 2002, was also up modestly from $1,391,169 in 2001 to $1,460,028 in 2002, a
5% increase.

Flat revenue for the three-month and a 5% increase for the nine-month period ended March 31, 2002 was due primarily to: (a) a 13% devaluation of the Pound against the Dollar (commonly referred to as currency risk) as the Company does not hedge against Dollar-to-Pound exchange rate fluctuations at this time. (b) interruption to the Company's European business due to the HealthTest matter which was settled on May 1, 2002 (See Note 4, above, and Item 1, below, entitled: Legal Proceedings); and, (c) the anticipated delay in certain domestic sales occasioned by the time required for the Company to shift from direct sales to indirect sales through the Company's network of national distributors and strategic business partners including: Bayer Corporation (NYSE: BAY), Allegiance Healthcare (a subsidiary of Cardinal Health (NYSE:
CAH), Fisher HealthCare (NYSE: FSH), Health Partners Group Purchasing, Premier Inc, and Broadlane, Inc. However, the Company expects over-all sales to increase as the benefits of the HealthTest settlement and the Company's emphasis on a national indirect sales network become realized.

Gross Profit and Gross Profit Margins:

Gross profit and gross profit margins for the three-month period ended March 31, 2002 remained essentially unchanged at $265,007, or 61.4%, as compared to $269,372, or 62.3% for the same period in 2001. Gross profit and gross profit margins for the nine-month period ended March 31, 2002 increased from $875,334, or 62.9%, as of March 31, 2001 to $924,746, or 63.3%, as of March
31, 2002.   The Company expects gross profit and gross profit margins to increase as greater sales are generated through the Company's strategic distribution programs.

Selling General And Administrative (SG&A):

For the three-month period ended March 31, 2002, SG&A increased $129,267, or 21%, to $748,445 from $619,178 over the comparable period of 2001. The increase in SG&A was due primarily to: (a) approximately $50,000 in legal and consulting expenses incurred in connection with the HealthTest matter (See
Note 4, above, and Item 1, below, entitled: Legal Proceedings); (b) an increase of $50,000 in bad debt reserve; (c) $20,000 incurred in investor relations fees and expenses; (d) approximately $12,000 in increased insurance premiums; and, (e) amortization of $33,000 in additional patent expense.

SG&A for the nine-month period ended March 31, 2002 increased $472,563, or 32%, from $1,490,814 to $1,963,377 over the comparable period of the prior year. The increase in SG&A was due primarily to four items: Firstly, the nine-month period ended March 31, 2001 did not include approximately $100,000 of SG&A of DiaSys Europe since the consolidation of financial results started on September 30, 2000, the effective date of the acquisition. Secondly, the Company amortized $95,000 of additional patent expense for the periods ended March 31, 2002 compared to the same periods of the prior year. Thirdly, the Company incurred in excess of $300,000 in one-time expenses associated with the HealthTest matter which it has recently settled (See Note 4, above, and Item 1, below, entitled: Legal Proceedings). Lastly, the Company incurred in excess of $40,000 in investor relations-related expenses in the period ended March 31, 2002 compared to the same period in the prior year.

Research And Development (R&D):

R&D for the three-month period ended March 31, 2002 was essentially unchanged at $121,034 compared to $119,107 for the prior comparable period. R&D for the nine-month period ended March 31, 2002 increased 16% from $324,896 to $375,302 over the comparable prior year period. The increase in R&D expenses reflects costs incurred in connection with the development of certain reagent-based technologies.

Net (Loss):

For the three-month period ended March 31, 2002, net loss increased $149,162, or 33%, from $452,817 to $601,979 over the same three-month period in 2001. The increase in loss was due primarily to: (a) the interruption of business caused by and approximately $50,000 in legal and consulting expenses incurred in connection with the HealthTest matter (See Note 4, above, and Item 1, below, entitled: Legal Proceedings); (b) an increase of $50,000 in bad debt reserve; (c) $20,000 of expenses incurred in investor relations fees and expenses; (d) approximately $12,000 in increased insurance premiums; and, (e)
amortization of $33,000 in additional patent expense.    .

Net Loss for the nine-month period ended March 31, 2002 increased $495,537, or 55%, from $906,415 to $1,401,952 over the comparable nine-month period of the prior year. The increase in net loss was due primarily to: (a) the interruption of business caused by and approximately $300,000 of one-time expenses incurred in connection with the HealthTest matter (see Note 4 above and Item 1 below, entitled: Legal Proceedings); (b) the fact that the nine month period ended March 31, 2001 does not include approximately $100,000 in additional SG&A expenses due to the effective date of the acquisition of Intersep Limited; (c) amortization of $95,000 in additional patent expense for the periods ended March 31, 2002 compared to the same periods of the prior year; and, (d) recognition of approximately $40,000 in investor relations expenses.

The Company believes that the net loss will decline as the benefits of the HealthTest settlement and the Company's strategic plans are realized.



PART II
OTHER INFORMATION
Item 1. Legal Proceedings:

HealthTest Limited, Paul Reardon, et al.: In September of 2001, the Company found reason to believe that Mr. Paul Reardon, the Managing Director of DiaSys Europe Limited, was engaging in competitive practices in violation of his employment agreement and the Share Purchase Agreement between the Company and the shareholders of Intersep (see Note 2. Financial Statements).
Subsequently, the Company discovered evidence which strongly suggested that Mr. Reardon was attempting to divert the business of DiaSys Europe to HealthTest Limited, a Company which Mr. Reardon was a Director and a participant in further breach of contract. The evidence further suggested that Mr. Reardon assisted HealthTest to obtain the customer, distributor, and supplier lists of DiaSys Europe, and permitted HealthTest to operate from the premises of DiaSys Europe. On November 13, 2001, following a meeting called to review these improprieties with Mr. Reardon, Mr. Reardon was immediately discharged from employment FOR CAUSE, and the Company served injunctive court orders on HealthTest Limited, Mr. Reardon, and two past employees of the DiaSys Europe Limited (the "Respondents"). The Company temporarily installed Mr. Robert P. Carroll, a Director of the Company, in England as interim acting Managing Director, and in January 2002, hired Mr. Reardon's replacement. The Company experienced an interruption in its European business for the quarters ended December 31, 2001 and March 31, 2002, and incurred in excess of $300,000 in for legal, consulting, accounting, and investigative costs.

On May 1, 2002, the Company entered into a settlement agreement with the Respondents pursuant to which: (a) HealthTest will be wound-down and its name assigned to DiaSys; (b) a combination of the Respondents will pay DiaSys the sum of $175,000; (c) the Respondents will not compete with the Company for stipulated periods; and, (d) the parties will exchange mutual releases. The settlement also relieved the Company from issuance of any additional "Earn-Up" shares to the shareholders of Intersep as otherwise would have been required under the Intersep acquisition agreement. Proceeds from the settlement agreement will be recognized for the period ending June 30, 2002.

Item 5. Other Information:

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

On April 4, 2002, a group of investors, led by the Company's officers and directors, entered into a stock purchase agreement with BH Capital and Excalibur Partners to retire all of the Convertible Preferred and underlying common shares. Under the stock purchase agreement, BH and Excaliber agreed to exercise, in several conversions, all of the Preferred at a stipulated price of $0.82 per share, yielding 2,528,812 commons shares. The purchasers agreed to buy 2,228,812 common shares from BH and Excaliber for total consideration of $1.5 million, or $0.673 per share, and BH and Excaliber agreed to forfeit any warrants they held in the Company's common stock and any rights to acquire
warrants in the future by virtue of this transaction.   On April 26, 2002, all
transactions under the stock purchase agreement were completed and the Preferred was removed from the Company's outstanding equity.









SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DiaSys Corporation
Date: May 15, 2002



Todd M. DeMatteo,
President and Chief Executive Officer



Diane J. Sentner
Director of Finance and Chief Financial Officer



4



5


13