Form 10KSB
period 2002-06-30
DIASYS CORP
filed 2002-09-30
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-KSB


       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


           For the fiscal year ended June 30, 2002

                                    Commission File number: 0-24974




                      DiaSys Corporation
 (Exact name of small business issuer as specified in its charter)



Incorporated in Delaware                        IRS Employer ID #)
81 West Main Street                                06-1339248
Waterbury, CT 06702
(203) 755-5083



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ NO ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Registrant's revenues for the most recent fiscal year were $ 1,968,597.

As of September 30, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates was $4,171,852 based upon an average closing price of $0.62 for the five trading days immediately prior thereto.

As of September 30, 2002, the Registrant had 10,674,971 shares of common stock.

                              PART I

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

OVERVIEW

DiaSys Corporation ("Company") designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide. The Company's workstation-instruments standardize, increase the accuracy of, and reduce the cost to perform laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid
(CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods. The Company's consumable products are in some cases combined with the Company's workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies. The Company has also developed a quick, inexpensive method for diagnosing Multiple Myeloma cancer; America's second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes and is in the process of being tested for human applications worldwide.

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

The Company sells and services its products in North America both directly and through strategic distribution relationships with Bayer Corporation (NYSE:BAY), Bayer Incorporated (Canada), Allegiance Healthcare, a subsidiary of Cardinal Heath (NYSE:CAL), and Fisher Healthcare, a division of Fisher Scientific International Inc (NYSE:FSH). The Company also markets its products through numerous relationships with group purchasing organizations (GPO's) including Broadlane Inc, HealthTrust Purchasing Group, and Premier Inc.

The Company directly sells and services its products in the United Kingdom through its wholly owned subsidiary based in Wokingham, England. Sales and service throughout Europe, Asia and South America is conducted through independent, third party distributors or strategic trading partners such as Hua Sin Science Co. Limited in China. All distributors and strategic partners are managed by the Company through either of its offices in the United States or United Kingdom.

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

The "R/S" series workstations are the preferred practice of major laboratory networks, health maintenance organizations (HMO's) and core medical facilities such as Quest/SmithKline Beecham and Kaiser Permanente. The Company has also entered into strategic distribution agreements regarding the promotion and sale of its "R/S" series workstations with and by Bayer Corporation in the United States, Bayer Incorporated in Canada, Allegiance Healthcare, a subsidiary of Cardinal Health (NYSE:CAH), Fisher Healthcare, a division of Fisher Scientific International Inc (NYSE:FSH), and Hua Sin Science Co. LTD, the exclusive distributor of Bayer's urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

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

CytoSys Series: The CytoSys 1 is the first of a family of workstation-systems, which automate and reduce the cost to perform microscopic analysis of multiple body fluids including cerebral spinal fluid (CSF), fine needle aspirations (FNA), serous, amniotic and other cell suspensions. The CytoSys will be released to market following completion of third-party correlation studies, ranges and other required documentation, currently underway.

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

Additional Products

The Company is in the continuous process of developing new products for the
global healthcare marketplace.   The Company's current product development
plan extends into 2005.
SALES, MARKETING AND DISTRIBUTION
North America
The Company sells and services its workstation-systems and consumable products through its headquarter offices in Waterbury, Connecticut. North America is organized into six distinct sales regions. A manager staffs each region and is responsible for sales and service of the Company's products in his/her region. North American sales efforts are supported by a Director of Sales, a Manager of National Sales Support and a Customer Service specialist, each located at the Company's headquarter office. Each sales manager earns a base salary and commissions based upon achievement of quarterly and yearly objectives. Sales in North America are facilitated by strategic marketing and distribution alliances with Bayer Corporation, Allegiance Healthcare, Fisher Healthcare, Broadlane, HPG, and Premier in the United States and Bayer Incorporated in Canada (see: Strategic Relationships below). Additionally, sales in North America are supported by telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.
South and Central America
The Company has commenced distribution operations in parts of South and Central America. Distribution is conducted by independent, third party distributors and monitored by the Company's Director of Sales, Marketing and Service, Rest of World (ROW) based in Waterbury, Connecticut. Distributors are exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement.
Europe, the Middle East, India and Africa
The Company sells and services its workstation-systems and consumable products in Europe, the Middle East, India, and Africa through its subsidiary based in the United Kingdom. DiaSys Europe, Ltd. sells and services the Company's products directly in the United Kingdom and through independent third party distributors in the balance of the territory. Distributors are generally exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement.

China and Pacific Asia

Sales and service of the Company's products in China, Hong Kong, Indo-China, Indonesia, Malaysia and the Philippines is conducted by the Company's strategic trading partner, Hua Sin Science Company, under the direction and guidance of the Company's President and the Director of Sales, Marketing and Service (ROW) (see: Strategic Relationships below).

Japan and Korea

The Company is in the process of qualifying suitable distributors in Japan and Korea and has not commenced distribution operations there.

STRATEGIC RELATIONSHIPS

Allegiance HealthCare:

The Company has entered into a multiple-year distribution agreement with Allegiance Healthcare Corp., a subsidiary of Cardinal Health, Inc. (NYSE:CAH). Allegiance is a leading provider of health-care products and cost-management services to hospitals, laboratories and others in health care. Allegiance is also the primary distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer above). Under the terms of the agreement, Allegiance promotes and distributes the Company's urine workstation-systems through its numerous sales reps and supply relationships.
Bayer Corporation:
The Company has entered into a Strategic Cooperation Agreement with the Diagnostics Division of Bayer Corporation, the United States subsidiary of the international chemical and health care conglomerate, Bayer AG headquartered in Germany. Under the Cooperation Agreement, Bayer and DiaSys recommend and refer each other's urinalysis instruments to hospital and commercial laboratory customers in the United States. The companies also confer on account strategy and provide unified network standardization plans through Bayer, Allegiance, Fisher, and Premier (see below) depending upon the customer. Bayer and DiaSys exhibit their urinalysis instruments together at national and international trade shows, and DiaSys compensates each Bayer sales representative who assists in the sale or cost-per-test placement of an R/S 2000 or R/S 2003. Each company installs and services its own equipment. There are numerous known customers using one or more Bayer/DiaSys systems in North America.

Bayer Incorporated:

The Company has entered into a strategic distribution agreement with Bayer Inc., the Canadian subsidiary of the international chemical and health care giant, Bayer AG (Germany). Under the agreement, Bayer's Health Care Division promotes and sells the Company's urinalysis workstations to hospitals and clinical reference laboratories in Canada. Bayer has sold numerous DiaSys workstations to Canadian customers under this relationship.

Broadlane Inc:

On April 2, 2002, the Company announced that was awarded a five-year supply contract by Broadlane Inc., one of the nations foremost group purchasing organizations (GPO). Under the award, DiaSys will provide its R/S Series Urine Sediment Analysis Workstations, FE Series Ova & Parasite Analysis Workstations and its proprietary line of Parasep Filter-Concentrator Tubes to Broadlane's healthcare customers nationwide. Broadlane customers include leading healthcare providers such as Kaiser Permanente, Tenet Healthcare Corporation, Universal Health Services, Continuum Health Partners, The Health Alliance of Greater Cincinnati, Kindred Healthcare, Community Health Systems, U.S. Oncology, and Alliance Imaging Inc. The Company is in the process of implementing a product launch-plan with Broadlane and Fisher (see above) to Broadlane's customers.

Fisher HealthCare:

On April 29, 2002, the Company announced that it had entered into a multiple-year distribution agreement with Fisher Healthcare., a division of Fisher Scientific International Inc. (NYSE:FSH). Fisher is a leading provider of health-care products and cost-management services to hospitals, laboratories and others in health care. Fisher is also a distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer above). Under the terms of the agreement, Fisher will promote and distribute all of the Company's products to customers in the United States through its numerous sales reps and supply relationships. The Company and Fisher are in the process of developing a joint launch plan under this agreement.

HealthTrust Purchasing Partners:

The Company has entered into a two-year supply agreement with HealthTrust Purchasing Group L.P. (HPG). HPG is one of the nation's top healthcare purchasing groups having in excess of 800 member facilities and a contracting volume of approximately $5 billion. Under the agreement, DiaSys and Allegiance (see above) will jointly distribute the Company's urinalysis workstations to HPG member facilities nationally through Allegiance's sales force.


Hua Sin Science Co. LTD:

The Company has entered into a multi-year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 60,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of Bayer's CLINITEK series urine chemistry analyzers in China (see Bayer above). The Company officially commenced joint operations with Hua Sin in April, 1999, and on May 4, 2000, announced that China's Health Ministry, the equivalent of the United States' Food and Drug Administration (FDA), certified the Company's urinalysis and fecal concentrate workstations for use by all of China's 67,000 medical laboratories. In 2002, the Company and Hua Sin expanded their relationship to include sales and service operations in Hong Kong, Indo-China, Indonesia, Malaysia and the Philippines. The Company has sold hundreds of workstation-systems to China through Hua Sin, and is in the process of expanding Hua Sin's success to all of the Company's products.

Premier Inc:

On May 8, 2002, the Company announced that had entered into a two-year agreement with Premier Inc. Premier is a strategic alliance in US healthcare, entirely owned by more than 200 of the nation's leading hospital and healthcare systems. Under the agreement, the Company will provide its urinalysis workstations to Premier's approximately 1,600 hospital affiliates located throughout the United States. The Company and Premier launched their joint plan to Premier's customers in June, and are now in the process of implementation.

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

Other Significant Relationships:

The Company has established a number of other important relationships with large-scale national laboratory networks and buying groups. The Company's products are used in multiple sites in each of the five largest commercial laboratory networks in the nation.

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

Trade Names:

The Company has been granted trade name protection for "DiaSys" and numerous product names, both domestically and abroad. The Company has additional applications pending for trade names in the United States, Europe and Pacific Asia.

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

GOVERNMENT REGULATIONS

The Company has obtained all necessary safety certifications for its products. The Company's UK-based operations are ISO 9001 certified, and the Company is in the process of qualifying its headquarter facility for ISO certification as well.

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

EMPLOYEES

As of June 30, 2002 the Company employed 29 persons, 10 of whom were engaged in sales and marketing, 4 in research and development, 7 in manufacturing, and 8 in administrative, finance and other clerical support activities.

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

The Company's wholly owned subsidiary leases approximately 4,300 square feet of office, final assembly and warehousing space in Wokingham, England. The lease rate is approximately $36,050 per year, on a triple net basis. The lease commenced May 1, 2002 and expires April 30, 2012.

ANNUAL PERIOD               QUARTERLY LEASE RATE    ANNUAL LEASE RATE

May 1 2002 to April 30, 2003           $3,004.17           $36,050.00
May 1 2003 to April 30, 2004           $3,004.17           $36,050.00
May 1 2004 to April 30, 2005           $3,004.17           $36,050.00
May 1 2005 to April 30, 2006           $3,004.17           $36,050.00
May 1 2006 to April 30, 2007           $3,004.17           $36,050.00
May 1 2007 to April 30, 2008           $3,004.17           $36,050.00
May 1 2008 to April 30, 2009           $3,004.17           $36,050.00
May 1 2009 to April 30, 2010           $3,004.17           $36,050.00
May 1 2010 to April 30, 2011           $3,004.17           $36,050.00
May 1 2011 to April 30, 2012           $3,004.17           $36,050.00


ITEM 3.  LEGAL PROCEEDINGS

HealthTest Limited, Paul Reardon, et al.: In September of 2001, the Company found reason to believe that Mr. Paul Reardon, the Managing Director of DiaSys Europe Limited, was engaging in competitive practices in violation of his employment agreement and the Share Purchase Agreement
between the Company and the shareholders of Intersep.   Subsequently, the
Company discovered evidence which strongly suggested that Mr. Reardon was attempting to divert the business of DiaSys Europe to HealthTest Limited, a Company which Mr. Reardon was a Director and a participant in further breach of contract. The evidence further suggested that Mr. Reardon assisted HealthTest to obtain the customer, distributor, and supplier lists of DiaSys Europe, and permitted HealthTest to operate from the premises of DiaSys Europe. On November 13, 2001, following a meeting called to review these improprieties with Mr. Reardon, Mr. Reardon was immediately discharged from employment FOR CAUSE, and the Company served injunctive court orders on HealthTest Limited, Mr. Reardon, and two past employees of the DiaSys Europe Limited (the "Respondents"). The Company temporarily installed Mr. Robert P. Carroll, a Director of the Company, in England as interim acting Managing Director, and in January 2002, hired Mr. Reardon's replacement. The Company experienced an interruption in its European business for the periods ended December 31, 2001 and March 31, 2002, and incurred approximately $300,000 in costs for legal, consulting, accounting, and investigative services.

On May 1, 2002, the Company entered into a settlement agreement with the Respondents pursuant to which: (a) HealthTest would be wound-down and its name assigned to DiaSys; (b) a combination of the Respondents would pay DiaSys the sum of $175,000; (c) the Respondents would not compete with the Company for stipulated periods; and, (d) the parties would exchange mutual releases. Proceeds from the settlement agreement have been recognized as an offset to legal expenses for the period ended June 30, 2002.

Lenta:

In 1999, the Company and its now subsidiary entered into separate, concurrent multiple-year sales agreements with a distributor based in Istanbul Turkey. The distribution agreements were made with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St. and its affiliates and subsidiaries ("Lenta"). Under the agreements, Lenta purchased a total of $383,781.53 worth of products over two years for which it paid the Company and its
subsidiary a total of $139,901.83.   On December 19, 2001, following
numerous discussions, the Company and Lenta executed an Agreement Of Payment pursuant to which Lenta acknowledged its debt of US $262,042.22 and agreed to pay the monies owed in ten equal monthly installments. On January 17, 2002, The Company and Lenta (together with Lenta's affiliates and subsidiaries) entered into a new distribution agreement through which Lenta was authorized to sell and service the Company's products in Turkey so long as Lenta, its affiliates and subsidiaries, continued to make timely payments under the above Agreement, the terms of which were restated in the distribution agreement.

In January 2002, Lenta made two wire transfers to the Company totaling US $22,000.00, which was $4,204.22 less than the first installment required under the agreement. Lenta made no additional wire transfers or payments thereafter despite numerous telefaxed promises made by Ali Ipyurt, Lenta's General Manager. On April 9, 24, and 29, the Company informed Lenta by telefax that if Lenta could not bring its installment obligations to date by May 1, 2002, the Company would have no choice but to terminate the distribution agreement for breach of contract, name a new distributor in
the territory and proceed against Lenta for collection and costs.   On May
21, the Company, having received no additional funds from Lenta, terminated the distribution agreement and put Lenta on notice that the Company would commence legal recourse in both the United States and Turkey under the terms of the agreement. The Company has taken a reserve of 50% or $120,000.00 against the Lenta receivable as a conservative measure. Management will review the sufficiency of the reserve on a quarterly basis based on the progress of its collection activities.

On June 8, 2002, the Company appointed a new distributor in Turkey, Ekin Medical, who has ordered and received US $113,500 worth of the Company's products.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which 10,674,971 shares were issued and outstanding as of June 30, 2002.

The Company's common stock is traded on the American Stock Exchange (AMEX) under the symbol "DYX".

As of September 30, 2002 the Company's Common Stock was held by in excess of 1,500 beneficial holders.

The following table sets forth the high and low closing bid quotations for the Company's Common Stock and Warrants as reported by NASDAQ for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual trade transactions.

                                  Common Stock

Year Ended June 30, 2002,         High      Low

4th Quarter                       1.250    0.700
3rd Quarter                       1.610    0.750
2nd Quarter                       1.450    0.390
1st Quarter                       0.750    0.400

Year Ended June 30, 2001,         High      Low

4th Quarter                       1.250    0.650
3rd Quarter                       9.500    0.850
2nd Quarter                       9.500    7.813
1st Quarter                       9.375    8.000


EQUITY COMPENSATION PLAN INFORMATION
                                Number of Securities to be
                                 issued upon exercise of         Weighted average exercise         Number of securities
                                outstanding options, warrants    price of outstanding options,     remaining available for
Plan Category                         and rights                     warrants and rights              future issuance

Equity compensation plans
  approved by security holders            1,412,000                          $3.24                           1,088,000

Equity compensation plans
  not approved by security
  holders                                     -                                 -                                -

Total                                     1,412,000                          $3.24                           1,088,000



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: the existence of, demand for, and acceptance of the Company's products and services; the ability of the Company to develop new and timely products; the ability of the Company to maintain and expand its business relationship with its distributors and strategic partners (see: STRATEGIC RELATIONSHIPS above); the effect of regulatory approvals and developments, economic conditions, the impact of competition; and, other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

FINANCIAL CONDITION

The Company's financial results for the period ended June 30, 2002 were materially and adversely affected by the HealthTest matter (See: Legal Proceedings, above ). Management believes that the HealthTest adversity has been isolated and that the Company has resumed its strategic growth plan for Europe.

LIQUIDITY AND CAPITAL RESOURCES
                                                  FISCAL
                                             2002	         2001
(In dollars, except for ratios)

TOTAL CURRENT ASSETS                     $2,154,323    $2,685,346
TOTAL CURRENT LIABILITIES                   724,426       310,827
WORKING CAPITAL                           1,429,897     2,374,519

WORKING CAPITAL RATIO TO 1                      3.0           8.6

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

FINANCIAL CONDITION

Working capital decreased by $944,622 from June 30, 2001 to June 30, 2002. Cash and equivalents decreased by $654,515 over the same period. The decrease in cash, cash equivalents and working capital was due primarily to losses from operations, $125,000 in non reimbursed legal, investigator, accounting, and management expenses incurred in connection with the HealthTest matter (See: Legal Proceeding above), and $37,000 in non-recurring legal fees incurred in connection with the Company's review of its obligations with respect to the delinquent filings of a certain person(s) who at one time held in excess of 10% of the Company's common stock. (See Item 11 below)

On June 28, 2002, the Company entered into an Agreement pursuant to which it sold 181,250 shares of its common stock and accompanying 3-year warrants (the "Warrants") to purchase common shares, to an accredited investor, Mr. Morris Silverman, of Chicago, Illinois for $500,000. The Warrants allow Mr. Silverman to purchase an additional 117,188 of commons shares at a price of $0.64 per share at any time prior to June 28, 2005.

Inventory remained relatively unchanged at $543,083 in fiscal year 2002 compared to $511,837 in fiscal year 2001.

As of June 30, 2002 the Company had no outstanding debt other than customary trade payables.

Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months. This determination is based on the current backlog status and anticipated ship dates of same.

RESULTS OF OPERATIONS

REVENUES

The Company's gross revenue increased 11% or $192,294 from $1,776,303 in fiscal year 2001 to $1,968,597 in fiscal 2002. The increase in revenue reflects growing customer interest in the Company's products notwithstanding the adverse effect of the HealthTest Matter (See: Legal Proceedings above).

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company's gross profit increased by 14% or $152,041 from $1,064,121 in fiscal year 2001 to $1,216,162 for fiscal year 2002. The Company's gross profit margins increased to 62% for fiscal year 2002, up from 60% for fiscal year 2001. The increase reflects the implementation of several measures to increase the gross profit margins of DiaSys Europe, including an increase in the price of some items and the elimination of several non-proprietary products. The Company expects gross profit to increase due to these measures and continued growth in sales.




SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company's SG&A expenses decreased 3% or $75,282 from $2,458,053 for fiscal year 2001 to $2,382,771 for fiscal year 2002. The decrease in SG&A was due primarily to expense management and growing economies of scale. SG&A would have decreased 10% or $237,282 had it not been for the $125,000 of non reimbursed expenses incurred in the HealthTest matter (See: Legal Proceedings above) and the $37,000 in one-time legal expenses incurred in connection with the Company's review of the delinquent filings of a certain person(s) who at one point in time held more than 10% of the Company's common stock.


RESEARCH AND DEVELOPMENT (R&D)

R&D expenses remained essentially unchanged at $473,787 for fiscal year 2001 compared to $489,430 for fiscal year 2002.

NET (LOSS)

The Company's net loss decreased 7% or $128,687 from $1,770,065 in fiscal year 2001 to $1,641,378 in fiscal year 2002. The decrease in net loss was due primarily to increased sales, expense management, and growing efficiencies of scale. Net loss would have decreased 16% or $290,687 had it not been for the $125,000 of non reimbursed expenses incurred in the HealthTest matter (See: Legal Proceedings above) and the $37,000 in one-time legal expenses incurred in connection with the Company's review of the delinquent filings of a certain person(s) who at one point in time held more than 10% of the Company's common stock.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                              PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors and Officers" in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2002 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for the 2002 Annual Meeting of Shareholders is hereby incorporated herein by reference.

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

In preparation of its annual meeting materials, the Company subsequently learned and reported that Mr. Waggoner's position had been increased to 1,415,710, or 22.5%.

On January 15, 2001, Mr. Waggoner notified the Company by telefax and Federal Express that his ownership position of 1,415,710 common shares was reduced to 1,396,910 such shares through the unlawful and/or unauthorized sale of 18,800 shares from his account.

On January 16, 2001, the Company, through its general counsel firm, recommended that Mr. Waggoner update his SEC filings accordingly.

On September 17, 2001, the Company, by e-mail, asked Mr. Waggoner to provide copies of Forms 3, 4 or 5 with regard to Mr. Waggoner's ownership position in the Company.

On September 21, 2001, Mr. Waggoner, through his attorney, notified the Company that Mr. Waggoner's position had been reduced to 450,000 common shares through the unlawful and/or unauthorized sale of approximately 1,000,000 shares by persons unaffiliated with Mr. Waggoner.

On September 25, 2001, the Company, through its general counsel firm, again recommended that Mr. Waggoner bring his SEC filings current on this matter.

On December 12, 2001, the Company, by e-mail, asked Mr. Waggoner to confirm the correct number of shares he, directly or beneficially, owned as such information was required to discharge the Company's reporting obligations in its Proxy Statement and attending documents.

On January 31, 2002, Mr. Waggoner, through his attorney, reported to the Company's general counsel firm that Mr. Waggoner was in the process of filing an amended 13D with the Securities and Exchange Commission, but that Mr. Waggoner would be unable to file an SEC Form 4 as he did not know the dates his DiaSys stock was converted.

On February 22, 2002, the Company, through its general counsel firm, asked Mr. Waggoner's counsel for proof that Waggoner's 13D was filed.

On February 28, 2002, the Company, by e-mail, again asked Mr. Waggoner to file his 13D.

On June 10, 2002, the Company turned the matter and a copy of its correspondence file over to the Enforcement Division of the Securities and Exchange Commission.

The Company does not know Mr. Waggoner's actual stock position in the Company, nor the number of late reports nor the number of transactions that have not been reported on a timely basis.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                              PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 30, 2002                    DiaSys Corporation

                                          By: /s/Todd M. DeMatteo
                                          -----------------------
                                          Todd M. DeMatteo, President,
                                          CEO and Director

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd M. DeMatteo
---------------------
Todd M. DeMatteo
President, CEO and Director	                  Date: September 30, 2002

/s/ Diane J. Sentner
---------------------
Diane J. Sentner
Chief Financial Officer,
Assistant Secretary                          Date: September 30, 2002

/s/ Conard R. Shelnut
---------------------
Conard R. Shelnut
Secretary and Director                       Date: September 30, 2002

/s/ Robert P. Carroll
---------------------
Robert P. Carroll
Director                                     Date: September 30, 2002

/s/ Dr. Robert Engel
---------------------
Dr. Robert Engel
Director                                     Date: September 30, 2002

/s/ Anthony P. Towell
---------------------
Anthony P. Towell
Director                                     Date: September 30, 2002

/s/ Stuart Robbins
Stuart Robbins                               Date: September 30, 2002
Director

CERTIFICATION

I, Todd M. DeMatteo, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of DiaSys Corporation;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. I am responsible for establishing and maintaining disclosure controls and procedures to ensure that material information is made known to me. I have evaluated the effectiveness of the disclosure controls and procedures within ninety days of filing this report and have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

4. I have disclosed to the registrant's certified public accountants all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

5. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 30, 2002                   /s/ Todd M. DeMatteo
                                            ----------------------------
                                            Todd M. DeMatteo, President
                                              and Chief Executive Officer


CERTIFICATION

I, Diane J. Sentner, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form
8-K containing distribution or   servicing reports filed in respect of
periods included in the year covered by this annual report of DiaSys
Corporation;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. I am responsible for establishing and maintaining disclosure controls and procedures to ensure that material information is made known to me. I have evaluated the effectiveness of the disclosure controls and procedures within ninety days of filing this report and have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

4. I have disclosed to the registrant's certified public accountants all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

5. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: September 30, 2002                   /s/ Diane J. Sentner
                                            -------------------------
                                               Diane J. Sentner
                                              Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS


                                                   Page

Independent Auditors' Report                         18

Financial Statements:

Balance sheet at June 30, 2002                       19

Statements of operations for the
years ended June 30, 2002 and 2001                   20

Statements of changes in stockholders'
equity for the years ended
June 30, 2002 and 2001                               21

Statements of cash flows for the years
ended June 30, 2002 and 2001                         22

Notes to financial statements                     23-31

                    INDEPENDENT AUDITORS' REPORT


Board of Directors
DiaSys Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of DiaSys Corporation and subsidiary as of June 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DiaSys Corporation and subsidiary at June 30, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.







                                             WISS & COMPANY, LLP

Livingston, New Jersey
September 5, 2002

                       DIASYS CORPORATION and SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2002
ASSETS
CURRENT ASSETS:
  Cash and equivalents                                      $  544,192
  Accounts receivable, less allowance for doubtful
    accounts of $208,690                                       759,485
  Finance receivables, net                                     200,059
  Inventories                                                  543,083
  Prepaid expenses and other current assets                    107,504
         Total Current Assets                                           $2,154,323

PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION                                                   249,087
OTHER ASSETS:
  Computer software,
    less accumulated amortization of $56,462                     8,917
  Patents, less accumulated amortization of $581,087         2,379,530
  Deferred acquisition and offering costs                        9,668
  Other assets - non-current                                    73,885
  Long-term finance receivables, net                           106,115
         Total Other Assets                                              2,578,115

Total Assets                                                            $4,981,525
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $  724,426
         Total Current Liabilities                                      $  724,426

STOCKHOLDERS' EQUITY:
  Common stock $.001 par value:
    Authorized 99,900,000 shares, 10,674,971 issued             10,675
  Additional paid-in-capital                                15,708,306
  Accumulated deficit                                      (11,483,690)
  Accumulated other comprehensive loss                          21,808
         Total Stockholders' Equity                                      4,257,099

Total Stockholders' Equity and Liabilities                              $4,981,525

See accompanying notes to consolidated financial statements.


                 DIASYS CORPORATION and SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Year Ended June 30,
                                                 2002           2001
NET SALES                                  $ 1,968,597    $ 1,776,303
COST OF GOODS SOLD                             752,435        712,182
GROSS PROFIT                                 1,216,162      1,064,121

OPERATING EXPENSES:
  Selling                                    1,043,084        995,108
  General and administrative                 1,339,687      1,462,945
  Research and development                     489,430        473,787

         Total Operating Expenses            2,872,201      2,931,840

LOSS FROM OPERATIONS                        (1,656,039)    (1,867,719)
OTHER INCOME:
  Interest Income                               17,806        107,856
  Gain on Sale of Property and Equipment         2,482           -
         Total Other Income                     20,288        107,856

NET LOSS BEFORE TAXES                       (1,635,751)    (1,759,863)

TAXES                                            5,627         10,202

NET LOSS                                   $(1,641,378)   $(1,770,065)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   7,693,888      6,458,698

BASIC AND DILUTED LOSS PER COMMON SHARE          $(.21)         $(.27)

See accompanying notes to consolidated financial statements.


                                                DIASYS CORPORATION and SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Common Stock      Preferred Stock               Other
                                                   --------------------  ----------------              Compre-          Accum-
                                                                Par               Par      Paid-in     hensive          ulated
                                                   Shares       Value    Shares   Value    Capital     Loss             Deficit

BALANCE, JUNE 30, 2000                             6,274,768    $ 6,275   2,000       2   $11,657,434      -           $(8,072,247)

YEAR ENDED JUNE 30, 2001
  Exercise of 5,476 warrants to
    purchase common stock                              5,476          5       -       -            (5)         -                 -
  Exercise of 5,400 warrants to
    purchase common stock                              5,400          5       -       -            (5)         -                 -
  Conversion of Underwriter's warrants                60,000         60       -       -       251,940          -                 -
  Sale of preferred stock, net of offering costs           -          -   1,000       1       899,130          -                 -
  Conversion of 200 shares of preferred stock to
    41,350 shares of common Stock                     41,350         41    (200)      -           (41)         -                 -
  Conversion of 100 shares of preferred stock to
   20,780 shares of common stock                      20,780         21    (100)      -           (21)         -                 -
  Exercise of 3,500 options                            3,500          4       -       -         9,840          -                 -
  Conversion of 100 shares of preferred stock
    to 20,780 shares of common stock                  20,780         21    (100)      -          (21)          -                 -
  Conversion of 570 shares of preferred stock
    to 118,814 shares of common stock                118,814        119    (570)     (1)         (118)         -                 -
  Conversion of 140 shares of preferred stock
    to 26,598 shares of common stock                  26,598         27    (140)      -           (26)         -                 -
  Shares issued for acquisition of Intersep          297,131        297       -       -     2,431,485          -                 -
  Net Loss                                                 -          -       -       -             -          -        (1,770,065)
  Foreign Currency Translation adjustment                  -          -       -       -             -    (16,026)                -

BALANCE JUNE 30, 2001                              6,874,597    $ 6,875   1,890      $2   $15,249,592   $(16,026)      $(9,842,312)

  Conversion of 120 shares of preferred stock to
    290,312 shares of common stock                   290,312        290    (120)      -          (290)         -                 -
  Conversion of 52 shares of preferred stock to
    200,000 shares of common stock                   200,000        200     (52)      -          (200)         -                 -
  Adjustment to preferred shares                           -          -     126       -                        -                 -
  Conversion of 1,844 shares of preferred stock to
    2,528,812 shares of common stock               2,528,812      2,529  (1,844)     (2)       (2,527)         -                 -
  Private placement                                  781,250        781       -       -       459,218          -                 -
  Options issued to consultants                            -          -       -       -         2,513          -                 -
  Net Loss                                                 -          -       -       -             -          -        (1,641,378)
  Foreign Currency Translation adjustment                  -          -       -       -             -     37,834                 -

BALANCE JUNE 30, 2002                             10,674,971    $10,675       -       -   $15,708,306   $ 21,808<F1>  $(11,483,690)

<F1>
Comprehensive loss, i.e., net loss plus other comprehensive income (loss) totals $(1,603,544) in 2002 and $(1,786,091) in 2001.

See accompanying notes to consolidated financial statements.


                   DIASYS CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Year Ended June 30,
                                                    2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $(1,641,378)    $(1,770,065)
 Adjustments to reconcile net loss to
  net cash flows from operating activities:

   Amortization of patents and software           167,478         250,331
   Depreciation of property and equipment          82,292         106,293
   Bad debt expense                                18,890         198,358
   Issuance of options to non-employees             2,512               -
   Gain on sale of property and equipment          (2,482)              -
   Changes in operating assets and liabilities:
     Accounts receivable                          (71,374)       (272,231)
     Inventories                                  (31,246)        (53,609)
     Prepaid expenses and other current
      assets                                       11,490          41,416
     Other assets                                 (15,384)        (54,774)
     Accounts payable and accrued expenses        413,599         (98,323)

 Net cash flows from operating activities      (1,065,603)     (1,652,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment              (67,481)       (126,521)
 Increase in finance receivables                  (35,774)         (4,825)
 Costs of computer software                        (5,926)         (1,859)
 Costs of patents                                 (33,172)        (43,710)
 Proceeds from sale of fixed assets                55,607               -
 Purchase of Intersep, LTD.                             -        (531,980)

 Net cash flows from investing activities         (86,746)       (708,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock              -         899,132
 Proceeds from issuance of common stock           460,000           9,844
 Proceeds from underwriter's warrants                   -         252,000

 Net cash flows from financing activities         460,000       1,160,976
 Effect of foreign currency translation
  on cash                                          37,834         (16,026)

NET CHANGE IN CASH AND EQUIVALENTS               (654,515)     (1,216,549)

CASH AND EQUIVALENTS, BEGINNING OF YEAR         1,198,707       2,415,256

CASH AND EQUIVALENTS, END OF YEAR             $   544,192     $ 1,198,707

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                $    12,929     $     1,725
 Income taxes paid                            $     5,627     $    10,202

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common shares in conjunction
  with business acquisition                   $         -     $ 2,431,782
Conversion of preferred stock to
  common stock                                $     3,019     $         -

The Company purchased all of the common stock
 of Intersep, Ltd for $531,980. In conjunction
 with the acquisition, liabilities were assumed
 as follows:
  Fair value of assets acquired               $         -     $   825,969
  Cash paid for the common stock              $         -     $  (531,980)

 Liabilities assumed                          $         -     $   293,989

See accompanying notes to consolidated financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Nature of the Business DiaSys Corporation ("the Company"), designs, develops, manufactures, and distributes proprietary workstation and consumable products for medical and clinical laboratory applications. The Company distributes its products primarily through sales managers employed by the Company and through distributors in North America, Europe, Middle East, Africa, China and Pacific Asia.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All
Significant intercompany accounts and transactions have been eliminated.

Business Combinations Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Amounts allocated to acquired in-process research and development are expensed in the period of acquisition (see Note 2).

Estimates and Uncertainties The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

Financial Instruments Financial instruments include cash and equivalents, accounts receivable, finance receivables, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Revenue Recognition Revenue from equipment sales is recognized at the time the equipment is shipped.

Foreign Currency Translation Assets and liabilities of the Company's wholly owned foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

Income Taxes Deferred income taxes arise from temporary differences between financial and tax reporting, principally bad debt expense and net operating loss carryforwards.

Financing Transactions Certain of the Company's lease and "use" based receivables are recorded utilizing the sales-type method. When a finance transaction is consummated, the Company records the minimum lease payments receivable and the unearned income arising from the lease. The unearned income is recognized over the term of the lease using the interest method.

Inventories Inventories are stated at the lower of cost (firstin, first out method) or market and consist of products manufactured by the Company, in addition to products manufactured by subcontractors to Company specifications.

Property and Equipment Property and Equipment are recorded at cost and are depreciated primarily using the straightline method over their estimated useful lives of 3 to 10 years.

Computer Software - Computer software is recorded at cost and is amortized over a 3-year life.

Patent Costs The costs of obtaining patents will be amortized over their respective useful life.

Warranty Costs The Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date. As warranty costs remain and are expected to remain insignificant, no accrual for warranty costs is appropriate.

Earnings (Loss) Per Share Basic earnings (loss) per share is based upon the weighted average of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share.

Cash Equivalents The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock Options - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2002 and 2001.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's proforma net loss and net loss per share would have been approximately $(2,340,956) $(.30) per share in 2002 and ($2,291,311) ($.35) per share in 2001, using the Black-Scholes option pricing model.

The fair value of options granted in 2002 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 4.68%, dividend yield of 0.0%, volatility factor of the expected market price of the Company's Common Stock of 139.72% and a weighted-average expected life of the options of 8 years.

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

Advertising Expense  Advertising costs are expensed as incurred.
Advertising expense for the years ended June 30, 2002 and 2001 amounted to approximately $82,190 and $90,157, respectively.

Recent Pronouncements -In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which addresses how Goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 142 will not be material to the financial position of the Company.

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company believes the adoption of SFAS No. 144 will not be material to the financial position of the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes the adoption of SFAS No. 145 will not be material to the financial position of the Company.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred In a Restructuring)." The Company believes the adoption of SFAS No. 146 will not be material to the financial position of the Company.


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

Pro forma for the years ended June 30:
                                                 2002            2001
                                              ----------      ----------
        Revenue                              $ 1,968,597     $ 2,031,038
        Loss from operations                 $(1,656,039)    $(1,700,067)
        Net Loss                             $(1,641,378)    $(1,549,915)
        Loss per share                       $      (.21)    $      (.24)


NOTE 3 - FINANCE RECEIVABLES:

Net investment in sales-type leases are summarized as follows:

        Minimum lease payments receivable     $340,988
        Unearned income                        (34,814)
                                              --------
        Net investment in sales-type leases   $306,174
                                              --------

Minimum lease payments to be received under the above lease agreements as of June 30, 2002, are as follows:

        Year Ended June 30:
           2003                               $226,719
           2004                                 65,533
           2005                                 44,846
           2006                                  3,890
                                              --------
                                              $340,988
                                              --------

NOTE 4 - INVENTORIES:

Inventories at June 30, 2002 consist of the following:

        Raw material                          $325,662
        Finished goods                         217,421
                                              --------
                                              $543,083
                                              --------


NOTE 5 - CONCENTRATION OF CREDIT RISK:

Included in cash and equivalents is a mutual fund consisting of investments of approximately $452,000 bearing interest between 1.4% and 3.3% per annum.

Net finance receivables due within one year total $200,059 excluding interest, net long-term finance receivables due in more than one year total $106,115, excluding interest. The Company performs credit evaluations and acquires a security interest in each finance receivable and trade receivable pursuant to the Uniform Commercial Code.


NOTE 6 - PROPERTY AND EQUIPMENT:

Property and Equipment at June 30, 2002 are summarized as follows:

        Machinery and equipment               $685,596
        Furniture and fixtures                 121,804
        Leasehold Improvements                  43,169
                                              --------
                                               850,569
        Less accumulated depreciation          601,482
                                              --------
                                              $249,087
                                              --------


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses are summarized as follows:

        Accounts Payable                      $518,042
        Accrued Payroll                         69,066
        Accrued Legal Fees                      41,554
        Accrued Finder's Fees                   40,000
        Accrued Rent                            14,823
        Accrued Inventory                       11,305
        Accrued Accounting Fees                  9,144
        Accrued Travel                           6,923
        Accrued Patent Expense                   6,589
        Accrued Professional Fees                5,052
        Miscellaneous                            1,928
                                              --------
        Total                                 $724,426
                                              --------


NOTE 8 - INCOME TAXES:

For income tax reporting purposes, the Company has a December 31 year-end. The Company has a net operating loss carryforward of approximately $10,100,000 at June 30, 2002 (including net losses for the six months ended June 30, 2002), which can be used to offset future federal taxable income through 2022.

The significant components of the Company's deferred tax assets at June 30, 2002 are summarized below:

        Allowance for doubtful accounts      $    48,000
        Net operating loss tax carry forwards  4,284,000
                                              ----------
                                               4,332,000
        Valuation allowance                   (4,332,000)
                                              ----------
                                              $        -
                                              ----------

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net loss, that a full valuation allowance is appropriate at June 30, 2002.


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

On April 4, 2002, a group of investors, led by the Company's officers and directors, entered into a stock purchase agreement with BH Capital and Excalibur Partners to retire all of the Convertible Preferred and underlying common shares. Under the stock purchase agreement, BH and Excalibur agreed to exercise, in several conversions, all of the Preferred at a stipulated price of $0.82 per share, yielding 2,528,812 commons shares. The purchasers agreed to buy 2,228,812 common shares from BH and Excalibur for total consideration of $1.5 million, or $0.673 per share, so long as BH and Excalibur would also forfeit any warrants they held in the Company's common stock and any rights to acquire warrants in the future by
virtue of this transaction.   On April 26, 2002, all transactions under the
stock purchase agreement were completed and the Preferred was removed from the Company's outstanding equity.


NOTE 10 - INCENTIVE STOCK OPTION PLANS:

The Company maintains two incentive stock option plans, the 1993 Incentive Stock Option Plan and the 2000 Incentive Stock Option Plan, each under
Section 422 of the Internal Revenue Code, whereby the Company has reserved 1,000,000 and 500,000 shares of its common stock, respectively, for the purpose of granting options to purchase such shares (the "Options") pursuant to each Plan. Options are granted to its officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis, provided that the exercise price of the Options is equal to or greater than the fair market price of the Company's common stock on the date the Option is granted. No Options may be granted under the 1993 Plan after November 14, 2003, and no Options may be granted under the 2000 Plan after January 18, 2011. No Options may be exercised until the twentyfourth month following the date the Option was granted. At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirtysix months after issuance of the Option.

On March 24, 2000 the Company approved a plan whereby 500,000 shares of the Company's common stock would be held in reserve by the Company for the purpose of granting non-qualified options to qualified executive employees and non-employee members of the Board of Directors of the Company. No options may be exercised until the twenty-fourth month following the date the Option was granted. At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option.

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

Outstanding Options at June 30, 2002 are as follows:
-----------------------------------------------------------------------
                                              Exercise
                                 Shares         Price    Expiration
        Exercise Date           Issuable      Per Share     Date
-----------------------------------------------------------------------
        February 1996            60,000         $1.25    February 2004
        February 1997             4,000          3.00    February 2005
        September 1997            6,000          3.44    September 2005
        February 1998             8,000          3.63    February 2006
        September 1998          126,000          3.06    September 2006
        November 1998            10,000          2.88    November 2006
        February 1999            66,000          3.53    February 2007
        June 1999                20,000          3.00    June 2007
        September 1999           10,000          3.50    September 2007
        February 2000            60,000          2.94    February 2008
        May 2000                  4,000          4.44    May 2008
        September 2000           20,000          4.56    September 2008
        January 2001             10,000          4.31    January 2009
        February 2001            60,000          4.38    February 2009
        May 2001                 66,000          5.00    May 2009
        October 2001             10,000          4.50    October 2009
        February 2002            30,000          6.25    February 2010
        March 2002               22,500          9.13    March 2010
        April 2002               50,000          9.19    April 2010
        October 2002             27,500          6.91    October 2010
        February 2003            70,000          3.54    February 2011
        March 2003               47,500          4.95    March 2011
        April 2003               96,000          5.38    April 2011
        September 2003           14,000          0.46    September 2011
        October 2003             17,500          8.28    October 2011
        February 2004           198,500          1.15    February 2012
        March 2004               25,000          1.20    March 2012
        April 2004               66,000          1.18    April 2012
        May 2004                  7,500          0.81    May 2012
        September 2004           14,000          0.46    September 2012
        February 2005           158,500          1.06    February 2013
        April 2005               20,000          1.03    April 2013
        May 2005                  7,500          0.81    May 2013
                              ---------
Total Options Outstanding     1,412,000    $0.46-9.19
                              ---------


Options under the Incentive Stock Option Plan are summarized as follows:
-------------------------------------------------------------------------
                                             Year Ended June 30, 2002
                                             -------------------------
                                                             Weighted-
                                                Shares        Average
                                             Under Option  Exercise Price
-------------------------------------------------------------------------
   Options outstanding at beginning of year     1,158,500      $4.14
   Options granted                                420,000       1.01
   Options expired/withdrawn                     (166,500)      3.84
                                                ---------
   Options outstanding at end of year           1,412,000       3.24
                                                ---------
   Option price per share                      $0.469.19
                                                ---------
   Options exercisable:
      Number of shares                            642,500       4.20
                                                ---------


The following table summarizes option data as of June 30, 2002:
                                   Weighted-
                                    Average       Weighted-                      Weighted-
Range of                           Remaining       Average                        Average
Exercise            Number        Contractual      Exercise        Number         Exercise
Prices            Outstanding        Life           Price        Exercisable       Price
-------------     -----------     -----------     ----------     -----------     ----------
$0.46 to  2.50      682,000           8.63           $1.13          60,000          $1.25
$2.51 to  5.00      490,000           5.38            3.70         480,000           3.69
$5.01 to  7.50       60,000           7.65            6.25          30,000           6.25
$7.51 to 10.00      180,000           7.87            9.00          72,500           9.17
                  ---------                                        -------
                  1,412,000                                        642,500
                  ---------                                        -------



On April 1, 2002, the Board of Directors approved the issuance of 40,000 options under the Company's non-qualified stock option plan to two employees of a public relations firm that performs relations work for the Company. These options were issued in appreciation for the work that was performed. At June 30, 2002, the Company recorded consulting expense of $2,513. Following is a schedule, which shows the expense of the option as it is amortized over its vesting period:

        Year Ended June 30:
           2003                     $10,080
           2004                      12,593
           2005                      15,133
                                    -------
                                    $37,806
                                    -------


NOTE 11 - COMMITMENTS:

Leases The following is the future minimum rental payment required for all noncancelable operating leases:

        Year Ended June 30:
           2003                    $148,496
           2004                     149,863
           2005                     151,268
           2006                     101,773
           2007                      36,050
           2008 and thereafter      174,242
                                   --------
                                   $761,692
                                   --------

The rent expense for the year ended June 30, 2002 is $117,303.


Officer's And Employee Compensation One of the Company's officers has an employment agreement for a one year term expiring December 31, 2002 which is renewable upon mutual consent of the parties. For the years ended June 30, 2002, and 2001, the officer earned annual base compensation of $250,000.


NOTE 12 - MAJOR CUSTOMERS:

Sales to one foreign customer in China as a percentage of net sales totaled 15% and 13% in 2002 and 2001, respectively.


NOTE 13 - VENDOR CONCENTRATION:

Purchases from three unaffiliated suppliers comprised approximately 15% of the Company's net purchases in 2002.


Note 14 - LITIGATION SETTLEMENT

HealthTest Limited, Paul Reardon, et al.: In September of 2001, the Company found reason to believe that Mr. Paul Reardon, the Managing Director of DiaSys Europe Limited, was engaging in competitive practices in violation of his employment agreement and the Share Purchase Agreement
between the Company and the shareholders of Intersep.    Subsequently, the
Company discovered evidence, which strongly suggested that Mr. Reardon was attempting to divert the business of DiaSys Europe to HealthTest Limited, a Company which Mr. Reardon was a Director and a participant in further breach of contract. The evidence further suggested that Mr. Reardon assisted HealthTest to obtain the customer, distributor, and supplier lists of DiaSys Europe, and permitted HealthTest to operate from the premises of DiaSys Europe. On November 13, 2001, following a meeting called to review these improprieties with Mr. Reardon, Mr. Reardon was immediately discharged from employment FOR CAUSE, and the Company served injunctive court orders on HealthTest Limited, Mr. Reardon, and two past employees of the DiaSys Europe Limited (the "Respondents"). The Company temporarily installed Mr. Robert P. Carroll, a Director of the Company, in England as interim acting Managing Director, and in January 2002, hired Mr. Reardon's replacement. The Company experienced an interruption in its European business for the quarters ended December 31, 2001 and March 31, 2002, and incurred approximately $300,000 in costs for legal, consulting, accounting, and investigative services.

On May 1, 2002, the Company entered into a settlement agreement with the Respondents pursuant to which: (a) HealthTest would be wound-down and its name assigned to DiaSys; (b) a combination of the Respondents would pay DiaSys the sum of $175,000; (c) the Respondents would not compete with the Company for stipulated periods; and, (d) the parties would exchange mutual releases. Proceeds from the settlement agreement have been recognized as an offset to legal expenses for the period ended June 30, 2002.