Form 10KSB/A
period 2002-06-30
DIASYS CORP
filed 2002-10-24
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              FORM 10-KSB/A
(Mark One)
(X)ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934                                                    [FEE REQUIRED]


For the fiscal year ended:  June 30, 2002
( )TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]
For the transition period   N/A   to   N/A

Commission File number: 0-24974

                           DiaSys Corporation
Exact name of small business issuer as specified in its charter

DELAWARE                                                            6-1339248
State or other jurisdiction of incorporation or organization)(IRS Employer ID#)

                81 West Main Street, Waterbury, CT 06702
_____________________________________________________________________________
(Address of principal executive offices)

                             (203) 755-5083
_____________________________________________________________________________
(Issuer's Telephone number including area code)

                                  None
____________________________________________________________________________
 (Former name, address and/or fiscal year if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days: Yes XX       NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______
Registrant's revenues for the most recent fiscal year were $ 1,968,597.

As of October 24, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates was $3,768,125 based upon an average closing price of $0.56 for the five trading days immediately prior thereto.

As of October 24, 2002, the Registrant had 10,674,971 shares of common stock





EXPLANATORY NOTE: This Amendment No. 1 to our Form 10-KSB for the fiscal year ended June 30, 2002 (File No. 0-24974), initially filed with the Securities and Exchange Commission on September 30, 2002, is filed to include the information required by Part III of Form 10-KSB.


DIASYS
INDEX TO ANNUAL REPORT ON FORM 10-KSB/A FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED JUNE 30, 2002
ITEMS IN FORM 10-KSB
                                                                         Page

PART III.
Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              1
Item 10.   EXECUTIVE COMPENSATION                                          2
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  5
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                 7

Item 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K                          7






ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Set forth below is certain information as of October 24, 2002 regarding the directors and officers of the Company. The term of all directors expires at the Company's next annual meeting of stockholders, which will be held on a date to be scheduled.

              Name                  Age      Company Position

                 Todd M. DeMatteo      45       President, CEO, Director
                 Conard R. Shelnut     68       Secretary, Director
                 Robert P. Carroll     71       Director
                 Dr. Robert H. Engel   66       Director
                 Stuart M. Robbins     59       Director
                 Anthony P. Towell     71       Director
                 Diane J. Sentner      48       Director of Finance and
                                                Administration, Chief Financial
                                                Officer and Assistant Secretary


Todd M. DeMatteo is a co-founder, the President, Chief Executive Officer, Director of DiaSys Europe Ltd., and a Director of the Company. He has been active with the Company since inception. From 1988 to 1991, Mr. DeMatteo was Vice President and General Manager of Oracle Industries, a private company that manufactured and distributed proprietary medical and industrial laboratory equipment. After returning the company to profitability, Mr. DeMatteo successfully negotiated its acquisition by American Trading and Product Company of Baltimore, Maryland. For more than five years prior thereto, Mr. DeMatteo held several key management positions with Data Switch Corporation, a National Market System NASDAQ company, where his most recent title was Vice
President - OEM and Distributor Operations. Mr. DeMatteo holds a law degree from Qunnipiac Law School and is a member of the bar in the State of Connecticut.

Conard R. Shelnut, Corporate Secretary and a Director, is also co-founder of the Company. After more than 30 years in corporate management positions throughout the United States and Asia, Mr. Shelnut established GPL, Ltd.
a consulting firm, which advises United States manufacturers in export management, marketing, and sales for Pacific Asia. Prior to that, Mr. Shelnut served as Vice President of National Sales and Vice President of Asia for T-Bar Inc. (AMEX: TBR), a manufacturer of electronic matrix switches. Mr. Shelnut served as Group Vice President for Korea, Director of International Marketing, Senior Advanced Program Manager and other key management positions during more than 20 years with Litton Industries (NYSE: LIT). As captain in the United States Air Force Reserve, Mr. Shelnut served as a Navigator in the Strategic Air Command (SAC). He speaks Mandarin Chinese, and as an electrical engineer, taught avionics in China.

Robert P. Carroll joined the Company's Board of Directors in February, 1994. He is also a Director of DiaSys Europe Ltd. Mr. Carroll is a senior level management consultant for large-scale computer manufacturers and system integrators. From 1977 until his retirement in 1998, Mr. Carroll held several senior management positions with Unisys Corporation (NYSE: UIS) and most recently as Vice President of Federal Systems. From 1951 to 1977 Mr. Carroll was a member of the United States Air Force assigned to information systems, retiring with the rank of Colonel.

Robert H. Engel, Ph.D. joined the Company's Board of Directors in February, 1994. From 1993 to present, Dr. Engel has been Director of Advanced
Systems Development with Park City Solutions (formerly Chi Laboratory
Systems, Inc.), a national laboratory consulting firm. From 1977 to 1993, Dr. Engel was employed by Damon Clinical Laboratories, acquired by Quest Diagnostics (Quest/SmithKline Beecham Clinical Laboratories; NYSE: DGX), most recently as the Vice President, Technical Affairs. From 1971 to 1977, Dr. Engel was employed by Quest/SmithKline Beecham Clinical Laboratories.
From 1968 to 1971, Dr. Engel was a Senior Marine Biochemist at Batelle Memorial Institute (Duxbury, MA); and, from 1962 to 1968 he was a Research Biochemist at Lederle Laboratories, a division of American
Cyanamid Inc. (Pearl River, NY).  Dr. Engel holds a Ph.D.
in biochemistry from Yale University.

Stuart M. Robbins joined the Company's Board of Directors in September, 2001. He is also a Director and the Chairmen of the Board of Sound View Technology Group Inc. (NASDAQ: SNDV), an investment-banking firm. From 1984 to 2000
Mr. Robbins held several key positions with Donald, Lufkin & Jenrette (DLJ). Mr. Robbins most recent position with DLJ was Managing Director of Global Equities in which he managed their equities business consisting of over 1,500 employees, operating in 24 offices worldwide and serving clients in nearly 50 countries. He was also a member of DLJ's Board of Directors and had previously directed the company's research department. Prior to joining DLJ in 1984, Mr. Robbins held analyst and management positions with Mellon Bank, Parker Hunter, C.S. McKee and Paine Webber. As a former Institutional Investor All-Star Analyst, he was ranked among the nation's top 3 retail analysts for 11 consecutive years. Mr. Robbins research work was widely published and he is well known throughout the institutional investor community.

Anthony P. Towell joined the Company's Board of Directors in October, 1999 and is also Director of DiaSys Europe Ltd. He is a director of Windswept Environmental Remediation, Inc. (NASDAQ: WEGI.OB), and served on the Board of AmeriData Technologies Inc. until its sale to General Electric Capital in 1996. Mr. Towel was also a Director of
Worksafe Inc.( OTC: WRKS.PK) which is in Chapter 7 bankruptcy proceedings. Prior to retirement, Mr. Towell held various senior management positions with Royal Dutch Shell, including that of Managing Director of the Shell Group in Columbia, Vice President of Shell International Trading Company London, and Director of Asiatic Petroleum in New York. Mr. Towell was born in the United Kingdom and was awarded the Military Cross for his outstanding service in Korea.

Diane J. Sentner, the Company's Director of Finance and Administration, Chief Financial Officer and Assistant Secretary, joined the Company on April 9, 2001. From 1995 to 2001 Ms. Sentner was the Controller for Kamatics Corporation, a $50.0M+ division of Kaman. As Controller, she was responsible for all facets of accounting and finance and reported directly to the Division President. For seven years prior thereto, Ms. Sentner held the Manager of Financial Accounting position with Kaman Aerospace Corporation. From 1977 to 1988 Ms. Sentner,held various accounting and financial reporting positions at Textron Lycoming.
Ms. Sentner holds a Bachelor of Science degree in Accounting and an MBA in Finance.


There are no family relationships by, and among, any Director, Executive Officer, or person nominated, or chosen, by the registrant to become a Director or Executive Officer of the Company.


Item 10 Executive Compensation


The following table sets forth information with respect to the Chief Executive Officer and our one officer who received in excess of $100,000 in compensation in any of the prior three fiscal years.


                                Summary Compensation Table

       Annual Compensation           Long-Term Compensation

Name and                                      Other Annual   Number of Shares
Principal Position     Year   Salary   Bonus  Compensation Underlying Options
      Todd M.DeMatteo        2002   $250,000 n/a       n/a               75,000(5)
      President,CEO          2001   $212,500 $80,000(1)$29,464(1)(2)     50,000(4)
                       2000   $175,000 $38,113   $20,000(1)       100,000(3)

      Diane J. Sentner       2002   $100,000 n/a       n/a               10,000(6)
CFO

(1) Represents incentive compensation earned by Mr. DeMatteo in years 1999 and
2000 under the   terms of his employment agreement in connection with
the establishment of the Allegiance Healthcare Plan Agreement, expansion of business relationships between the Company and Hua Sin Science
Co., Ltd. in Guangzhou, China and achievement of certain other objectives.

(2) Represents incentive compensation earned by Mr. DeMatteo in 2001 under the terms of an employee agreement effective January 1, 2000 in connection with the establishment of a strategic cooperative selling plan with Bayer Corporation.

(3) Represents 50,000 shares under the 1993 Incentive Stock Option Plan and 50,000 shares under the Nonqualified Plan.

(4) Represents 50,000 shares under the 2000 Incentive Stock Option Plan.

(5) Represents 50,000 shares under the 2000 Incentive Stock Option Plan and 25,000 shares under the Non Qualified Plan.

(6) Represents 10,000 shares under the 2000 Incentive Stock Option Plan.





                       Stock Option Grants During 2002

The following table sets forth information with respect to grants of options pursuant to the Company's Incentive Stock Option Plans to the named Executive Officers. No stock appreciation rights were granted during such fiscal year.

                            % of Total                     Potential Realizable
                 Options   Options        Exercise        Value at Assumed Rate
                 Granted   Granted To     or Base             of Stock Price
                 #         Employees in   Price   Expiration   Appreciation (1)
Name                       Fiscal Year   ($/sh)   Date          5%($)   10%($)

Todd M. DeMatteo 75,000    20%           $1.20    02/01/12      $56,600 143,500

Diane J. Sentner 10,000     3%           $1.20   02/01/12       $7,500  $19,100

Conard R.Shelnut 10,000     3%           $1.20   02/01/12       $ 7,500 $19,100
                 20,000     5%           $0.75   02/25/12       $ 9,400 $23,900

(1) The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

Aggregated Option Exercises in Last Fiscal Year and Year-end Option Value

The following table sets forth information with respect to the Named Officers concerning the exercise of stock options during the last fiscal year and unexercised options held as of the end of the fiscal year:

_______________________________________________________________________________
                                          Number of         Value of Unexercisable
                  Shares                  Unexercised        in-the-money Options
                  Acquired      Value     Options at Year-End   at Year-End (1)
Name              On Exercise   Realized  (Exercisable/          (Exercisable/
                                           Unexercisable)        Unexercisable)
Todd M. DeMatteo  0             0          50,000/175,000        0/0

Diane J. Sentner  0             0              0/30,000          0/0

Conard R.Shelnut  0             0         130,000/70,000         0/0


(1) Represents the difference between the closing price of DiaSys Common Stock on June 30, 2002 and the exercise price of the options.







                       EQUITY COMPENSATION PLAN INFORMATION

                    Number of               Weighted               Number of
Plan Category       securities to be        average exercise       securities
                    Issued upon exercise    price of outstanding   remaining avail-
                    of outstanding options  options,               able for future
                    warrants and rights     warrants and rights    issuance

Equity compensation
plans approved by        1,412,000               $3.24                  1,088,000
security holders

Equity compensation
plans not approved by           -                    -                          -
security holders

Total                    1,412,000               $3.24                  1,088,000



                         Employment Agreements


The Company has an employment agreement with its President/Chief Executive Office. The Agreement: (i) is for a one-year term effective January 1, 2002, renewable upon the mutual consent of the parties; (ii) requires that Mr. DeMatteo devote substantially all of his professional time to performing the duties defined in his agreement or as such duties may from time to time be modified by the Company; (iii) contains provisions for termination of Mr. DeMatteo the employee for "Cause" and "Without Cause"; (iv) entitles the employee to participate in any and all employee benefits programs and/or plans sponsored by the Company including, but not limited to, stock option plans, stock bonus plans, profit sharing plans and other such programs as and if adopted; and, (v) as a condition to employment, requires that the employee:
(a) keep in confidence and trust all Proprietary Information of the Company;
(b) will not use or disclose the Proprietary Information of the Company or anything related to it without the prior written consent of the Company;
and, (c) pledge and warrant that during the term of employment with the Company, such employee will not engage in any activity, employment, consultation, or otherwise which directly or indirectly competes with the business of the Company. In addition, in the event that Mr. DeMatteo is terminated due to an acquisition, merger, or other change in control of the Company, he is entitled to receive severance compensation in an amount equal to two and one-half times the amount of compensation received in the twelve (12) month period immediately preceding the effective date of such change. Through the term of the agreement, Mr. DeMatteo's base compensation is fixed at $250,000 per year. He will also be entitled to a bonus of One Hundred Thousand Dollars if the Company exceeds $3.5 million in revenue for the twelve (12)month period ended December 31, 2002.




Item 11 Security Ownership of Certain Beneficial Owners and Management:

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, certain officers and persons holding ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) form that they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent (10%) beneficial owners have been met except as follows:

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


PRINCIPAL SHAREHOLDERS

The following tables set forth, as of September 30,2002, the number of shares beneficially owned:(i) by each person known by the Company to be a beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) by each Director of the Company; and, (iii) by all executive officers and Directors of the Company as a group. Unless otherwise indicated, each of the following persons has sole voting and investment powers with respect to the shares of Common Stock set forth opposite their respective names.

Ownership of common stock by management

The following table gives information concerning the beneficial ownership of Common Stock as of September 30,2002 by all: (a) Directors; (b) each of the executive officers named in the compensation table; (c) all Directors and Executive Officers as a group; and, (d) persons who, to the best knowledge of the Company's management as derived from schedules 13D and 13G, beneficially owned more than five percent of the Common Stock:

             Name , Position and Address of

Beneficial Owners (1)   Position              Ownership(2)    Percent Of Class
Todd M. DeMatteo        President/CEO          730,313 (3)     6.56%
Conard R. Shelnut       Director/Secretary     318,954 (4)     2.87%
Anthony P. Towell       Director                47,147 (5)     0.42%
Stuart M. Robbins       Director               379,100         3.41%
Robert H. Engel, Ph.D.  Director               167,147 (4)     1.50%
Robert P. Carroll       Director               146,259 (4)     1.31%
Diane J.Sentner         CFO/Assistant           22,288         0.20%
                         Secretary
All Directors and officers
as a group (7 persons)                      1,811,208 (3,4,5) 16.28%

Morris Silverman        N/A                 2,275,694 (6)      20.5%


(1) c/o the Company, 81 West Main Street, Waterbury, Connecticut 06702-2115

(2) For the purposes of the above table and the following notes, the Common Stock shown as "beneficially owned" includes all securities which pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, may be deemed to be "beneficially owned" including, without limitation, all securities which the "beneficial owner" has the right to acquire within 60 days, as for example through the exercise of any option, warrant or right, the conversion of convertible securities or pursuant to the power to revoke a trust discretionary account or similar arrangement.

(3) Includes options to purchase 50,000 shares of the Company's common stock pursuant to one or more of the Company's Incentive and/or Non-Qualified stock option plans.

(4) Includes options to purchase 130,000 shares of the Company's common stock pursuant to one or more of the Company's Incentive and/or Non-Qualified stock option plans.

(5) Includes options to purchase 10,000 shares of the Company's common stock pursuant to one or more of the Company's Incentive and/or Non-Qualified stock option plans.

(6) Includes warrants to purchase 117,188 shares of the Company's common stock exercisable at $0.88 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September of 2001, the Company found reason to believe that Mr. Paul Reardon, the Managing Director of DiaSys Europe Limited, was engaging in competitive practices in violation of his employment agreement and the Share Purchase Agreement between the Company and the shareholders of Intersep.Subsequently, the Company discovered evidence which strongly suggested that Mr. Reardon was attempting to divert the business of DiaSys Europe to HealthTest Limited, a Company which Mr. Reardon was a Director and a participant in further breach of contract. The evidence further suggested that Mr. Reardon assisted HealthTest to obtain the customer, distributor, and supplier lists of DiaSys Europe, and permitted HealthTest to operate from the premises of DiaSys Europe. On November 13, 2001, following a meeting called to review these improprieties with Mr. Reardon, Mr. Reardon was immediately discharged from employment FOR CAUSE, and the Company served injunctive court orders on HealthTest Limited, Mr. Reardon, and two past employees of the DiaSys Europe Limited (the "Respondents").
The Company temporarily installed Mr. Robert P. Carroll, a Director of the Company, in England as interim acting Managing Director, and in January 2002, hired Mr. Reardon's replacement. Mr. Carroll received
$43,660 for his services in this connection.


Item 13.  Exhibits, List and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.