Form 10QSB
period 2002-09-30
DIASYS CORP
filed 2002-11-14
CIK 916380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended: September 30, 2002

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period NA to NA

Commission File number: 024974

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days:   XXX Yes    No



As of November 14, 2002, the Company had 10,674,971 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No  X

DiaSys Corporation





                            Table of Contents

Part I. FINANCIAL INFORMATION                                         Page

Item 1. Financial Statements

        Balance Sheet at September 30, 2002 (unaudited)                  3

        Statement of Operations and Accumulated Deficit for
        Three Months Ended September 30, 2002 and
        September 30, 2001 (unaudited)                                   4

        Consolidated Statement of Changes in Stockholders'
        Equity and Other Comprehensive Loss for the Three
        Months Ended September 30, 2002                                  5

        Statements of Cash flows of the Three Months Ended
        September 30, 2002 and September 30, 2001 (unaudited)            6

        Notes to Financial Statements (unaudited)                        7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operation                              8

Item 3. Procedures and Controls                                          9


PART II. OTHER INFORMATION                                               9

Item 1. Legal Proceedings                                                9

Item 6. Exhibits and Reports on Form 8-K                                 9

Signatures                                                              10

Exhibit Index                                                           12


                   PART 1 FINANCIAL INFORMATION
Item 1 . Financial Statements

                   DIASYS CORPORATION & SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                           September 30,       June 30,
                                                   2002           2002
                                             (Unaudited)      (Audited)
CURRENT ASSETS:
   Cash and cash equivalents               $     6,472         $544,192
   Accounts receivable, less allowance
    for doubtful accounts of $190,000          920,972          759,485
   Finance receivables, net                    221,330          200,059
   Inventories                                 557,505          543,083
   Prepaid expenses and other current assets    98,583          107,504

     Total Current Assets                    1,804,862        2,154,323

EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION                       254,891          249,087

OTHER ASSETS:
   Computer software, less accumulated
    Amortization                                 7,249            8,917
   Patents, less accumulated amortization    2,363,788        2,379,530
   Deferred acquisition costs                    9,668            9,668
   Other                                        64,871           73,885
   Long-term finance receivables, net          126,283          106,115

       Total Assets                        $ 4,631,612       $4,981,525


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued
    Expenses                               $   674,085         $  724,426

       Total Current Liabilities               674,085            724,426

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value:
    Authorized 99,900,000 shares, issued
    and outstanding 10,674,971 shares           10,675             10,675
   Additional paid in capital               15,703,492         15,708,306
   Foreign currency translation                 38,129             21,808
   Accumulated deficit                     (11,794,769)       (11,483,690)
      Total Stockholders' Equity             3,957,527          4,257,099
       Total Liabilities and
       Stockholders' Equity                $ 4,631,612         $4,981,525


        See accompanying notes to consolidated financial statements

               DIASYS CORPORATION & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended, September 30,
                                             2002              2001
NET SALES                                    $   672,721       $   489,436
COST OF GOODS SOLD                               238,166           173,220
GROSS PROFIT                                     434,555           316,216
OPERATING EXPENSES:
Selling                                       329,498            268,358
General and administrative                    305,782            267,312
Research and development                      114,212            134,527
                                              749,492            670,197
LOSS FROM OPERATIONS                           (314,937)          (353,981)
INTEREST INCOME                                   3,858             10,881
LOSS BEFORE INCOME TAXES                       (311,079)          (343,100)
INCOME TAXES                                          -              1,000

NET LOSS                                     $ (311,079)       $  (344,100)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   10,674,971          7,060,775

BASIC AND DILUTED LOSS PER COMMON SHARE      $    (0.03)       $     (0.05)


     See accompanying notes to consolidated financial statements



                DIASYS CORPORATION & SUBSIDIARY

   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
                   OTHER COMPREHENSIVE LOSS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                           (UNAUDITED)




                 Common Stock      Paid in    Foreign    Accumulated      Total           Other
                      Shares      Par Value  Capital       Currency      Deficit       Stockholders     Compre-
                                                         Translation                     Equity         hensive
                                                                                                        Loss
BALANCE JUNE 30,2002  10,674,971  $10,675   $15,708,306     21,808        $(11,483,390)    $4,257,099        -

Additional issuance
costs                          -        -        (4,814)         -                   -         (4,814)       -

Foreign currency
translation adjustment         -        -             -     16,321                   -         16,321    16,321

Net Loss                       -        -             -          -            (311,079)      (311,079) (311,079)

Total comprehensive
loss                  _________-  ______-   __________-_    _____-_        ___________-    _________- $(294,758)

BALANCE SEPTEMBER 30,
   2002               10,674,971  $10,675   $15,703,492    $38,129         $(11,794,769)   $3,957,527



   See accompanying notes to consolidated financial statements











             DIASYS CORPORATION & SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                             Three Months Ended, September 30,
                                             2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $(311,079)        $(344,100)
 Adjustments to reconcile net loss to net
cash flows used in operating activities:
   Amortization of patents and software         26,294             43,994
   Depreciation of equipment,
    furniture and fixtures                       9,482             47,900
 Changes in operating assets and liabilities:
   Accounts receivable                        (161,487)            82,082
   Inventories                                 (14,422)           (21,355)
   Prepaid expenses and other current assets     8,921             24,296
   Other assets                                  9,014             (8,652)
   Accounts payable and accrued expenses       (50,341)           (93,531)

    Net cash flows used in operating
     activities                               (483,618)          (269,366)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment, furniture and
   fixtures                                    (15,286)             3,224
   (Increase) decrease in finance receivables  (41,439)            15,638
   Costs of patents                             (8,238)            (4,595)
   Costs of computer software                     (646)                 -
   Deferred acquisition                              -                 (1)

    Net cash flows (used in) provided by
    investing activities                       (65,609)            14,266

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional issuance of common stock          (4,814)                 -
   Additional issuance of preferred stock            -             (7,577)

    Net cash flows used in financing
     activities                                 (4,814)            (7,577)
EFFECT OF FOREIGN CURRENCY TRANSLATION
ON CASH                                         16,321             12,133
NET DECREASE IN CASH AND CASH EQUIVALENTS     (537,720)          (250,544)
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                      544,192          1,198,707
CASH AND CASH EQUIVALENTS, END OF PERIOD     $   6,472          $ 948,163




     See accompanying notes to consolidated financial statements








DIASYS CORPORATION & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods present, have been made. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.


Note 2.  Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in the three months ended September 30, 2002.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $(938,432) and $(0.09) per share at September 30, 2002, using the Black-Scholes option pricing model.

Note 3.  Legal Proceedings


In 1999, the Company and its now subsidiary entered into separate, concurrent multiple-year sales agreements with a distributor based in Istanbul Turkey. The distribution agreements were made with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St. and its affiliates and subsidiaries ("Lenta"). Under the agreements, Lenta purchased a total of $383,781 worth of products over two years for which it paid the Company and its subsidiary a total of $139,901.
On December 19, 2001, following numerous discussions, the Company and Lenta executed an Agreement of Payment pursuant to which Lenta acknowledged its debt of $262,042 and agreed to pay the monies owed in ten equal monthly installments. On January 17, 2002, the Company and Lenta (together with Lenta's affiliates and subsidiaries) entered into a new distribution agreement through which Lenta was authorized to sell and service the Company's products in Turkey so long as Lenta, its affiliates and subsidiaries, continued to make timely payments under the above Agreement, the terms of which were restated in the distribution agreement.

In January 2002, Lenta made two wire transfers to the Company totaling $22,000, which was $4,204 less than the first installment required under the agreement. Lenta made no additional wire transfers or payments thereafter despite numerous telefaxed promises made by Ali Ipyurt, Lenta's General Manager. On April 9, 24, and 29, 2002 the Company informed Lenta by telefax that if Lenta could not bring its installment obligations to date by May 1, 2002, the Company would have no choice but to terminate the distribution agreement for breach of contract, name a new distributor in the territory and
proceed against Lenta for collection and costs.   On May 21, 2002 the Company,
having received no additional funds from Lenta, terminated the distribution agreement and put Lenta on notice that the Company would commence legal recourse in both the United States and Turkey under the terms of the distribution agreement. The Company has started the legal process against Lenta and taken a reserve of 50% or $120,000 against the Lenta receivable.
The Company's management will review the sufficiency of the reserve on a quarterly basis based on the progress of its collection activities.

On June 8, 2002, the Company appointed a new distributor in Turkey, Ekin Medical, who has ordered and received $150,000 worth of the Company's products.

Note 4. Subsequent Events

On October 1, 2002 the Company announced that had received $70,000 in initial stocking orders from Merck Centroamericana SA under the terms of a two-year sales and service agreement between the parties. Merck will distribute DiaSys products in Guatemala, Honduras and Nicaragua.

Note 5. Income Taxes

For income tax reporting purposes, the Company has a December 31 year-end. The Company has a federal net operating loss carryforward of approximately $10,100,000 at June 30, 2002 (including net losses for the six months ended June 30, 2002), which can be used to offset future federal taxable income through 2022. The Company has a United Kingdom net operating loss carryforward of approximately $100,000 at June 30, 2002, which can be used to offset future taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANICAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

As of September 30, 2002, the Company had cash and cash equivalents of $6,472 compared to $544,192 at June 30, 2002. The decrease in cash and cash equivalents was due to the timing in collection of several large international receivables where net terms are typically 60-to-90 days, including a receivable of approximately $250,000 from the Company's strategic business partner in Guangzhou, China. The Company also uses cash to fund its operations.

Based on cash, collection of receivables, and improving sales, management believes that it will have sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months.





RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001.

Net Revenue:

The Company's net revenue increased $183,285 to $672,721, or 37.4%, for the quarter ended September 30, 2002 compared to $489,436 for the same period of the prior year. The increase in net revenue was due to continued implementation of the Company's strategic selling plan expanding business throughout Europe, Pacific Asia and Latin America.

Gross Profit and Gross Profit Margins:

Gross profit increased $118,339 to $434,555, or 37.4%, for the period ended September 30, 2002, up from $316,216 compared to the same period of the prior year. Gross profit percentage of 65% remained essentially unchanged. The increase in gross profit is the direct result of increased sales. The consistent gross profit margin was the result of controlled manufacturing costs. The Company expects its gross profits and gross profit margins to increase as sales increase, especially through the Company's newly constituted sales team and domestic sales network.

Selling General And Administrative (SG&A):

SG&A increased $99,610 or 18.6% to $635,280 for the period ended September 30, 2002, up from $535,670 for the same period last year. The increase in SG&A was mainly due to an increase in American and European sales personnel and sales related travel, worldwide.

Research And Development (R&D):

R&D expenses remained essentially unchanged at $114,212 for the period ended September 30, 2002, compared to $134,527 for the same period last year.

Net (Loss):

Net loss decreased $33,021 to $311,079, or 9.6%, during the period ended September 30, 2002, down from $344,100 for the same period of the prior year. The decrease in loss was attributable to increased sales and continued expense control. The Company expects its net loss to continue to decrease as it implements its strategic growth plan.

ITEM 3. PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

See Note 4 to the Company's financial statements for quarter ended September 30, 2002

ITEM 6. EXHIBITS AND REPORTS ON FOR 8-K

     (a) Exhibits filed with this report:

     (b) Exhibit No.     Description

          99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer
          99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer


We filed a Form 8-K on July 12, 2002, announcing the issuance of common stock and warrants in the private placement completed on June 28, 2002.


                            SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          DIASYS CORPORATION

Date: November 14, 2002                  /S/ Todd M. DeMatteo
                                         Todd M. DeMatteo,
                                         President and Chief Executive Officer


Date: November 14, 2002                  /s/ Diane J. Sentner
                                         Diane J. Sentner
                                         Director of Finance and
                                          Chief Financial Officer


                                   CERTIFICATION

I, Todd M. DeMatteo, Chief Executive Officer of DiaSys Corporation certify that:

1.I have reviewed this quarterly report on Form 10-QSB, DiaSys Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
      c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

   5.The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

      a)all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

   6.The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                 _/s/Todd M. DeMatteo
                                        Todd M. DeMatteo
                                        President and Chief Executive Officer




CERTIFICATION

I, Diane J. Sentner, certify that:

1.I have reviewed this quarterly report on Form 10-QBS, DiaSys Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
      c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

   5.The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

      a)all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

   6.The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                 /s/ Diane J. Sentner
                                        Diane J. Sentner
                                        Chief Financial Officer





                               EXHIBT INDEX

Number     Exhibit

  99.1 Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002 Chief Executive Officer

  99.2 Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002 Chief Financial Officer



                                                         EXHIBIT 99.1

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly Report on Form 10-QSB of DiaSys Corporation (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commissions on the date hereof (the "Report"), I, Todd M. DeMatteo, Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

   (1)the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2)the information contained in the Report fairly presents, in all material respects, the financial conditions and results of operations of the Company

/s/Todd M. DeMatteo
Todd M. DeMatteo
Chief Executive Officer
November 14, 2002


                                                         EXHIBIT 99.2

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly Report on Form 10-QSB of DiaSys Corporation (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commissions on the date hereof (the "Report"), I, Diane J. Sentner, Chief Financial Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

   (1)the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2)the information contained in the Report fairly presents, in all material respects, the financial conditions and results of operations of the Company

/s/Diane J. Sentner
Diane J. Sentner
Chief Financial Officer
November 14, 2002




3



14