Form 10QSB
period 2002-12-31
DIASYS CORP
filed 2003-02-14
CIK 916380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days:   X  Yes    No


As of February 14, 2003, the Company had 10,674,971 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No   X

















Table of Contents


                                                                         Page
Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets at December 31, 2002 (unaudited)
          and June 30, 2002                                                  3

          Consolidated Statements of Operations for Three Months and Six
          Months Ended December 31, 2002 and December 31, 2001 (unaudited)   4

          Consolidated Statement of Changes in Stockholders' Equity and Other Comprehensive Loss for the Six Months Ended December 31, 2002
          (unaudited)                                                        5

          Statements of Consolidated Cash Flows for the Six Months Ended
          December 31, 2002 and December31, 2001 (unaudited)                 6

          Notes to Consolidated Financial Statements (unaudited)             7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              8

  Item 3. Procedures and Controls                                            9

Part II.  OTHER INFORMATION                                                  9

  Item 1. Legal Proceedings                                                 10

  Item 5. Other Information                                                 10

  Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                  11

Exhibit Index                                                               13





PART 1: FINANCIAL INFORMATION
Item 1 . Financial Statements
DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS
                                            December 31, 2002      June 30, 2002
                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                 $    2,657              $  544,192
  Accounts receivable, less allowance for
   doubtful accounts of $310,000               660,154                 759,485
  Finance receivables                          238,489                 200,059
  Inventories                                  491,724                 543,083
  Prepaid expenses and other current assets     66,589                 107,504

Total Current Assets                   1,459,613               2,154,323

EQUIPMENT, FURNITURE AND FIXTURES, LESS
  ACCUMULATED DEPRECIATION                     246,751                 249,087

OTHER ASSETS:
  Computer software, less accumulated
   Amortization                                  6,910                   8,917
  Patents, less accumulated amortization     2,334,848               2,379,530
  Deferred acquisition costs                     9,668                   9,668
  Other                                         64,871                  73,885
  Long-term finance receivables, net           122,919                 106,115

Total Assets                                $4,245,580              $4,981,525


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses     $  714,974             $  724,426
Loan Payable-Officer                         100,000                      -
        Total Current Liabilities               814,974               724,426

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
  Common stock $.001 par value:
   Authorized 99,900,000 shares,
   issued and outstanding 10,674,971 shares      10,675                10,675
  Additional paid in capital                 15,703,492            15,708,306
  Foreign currency translation                   40,388                21,808
  Accumulated deficit                       (12,323,949)          (11,483,690)
        Total Stockholders' Equity            3,430,606             4,257,099

        Total Liabilities and Stockholders'
         Equity                             $ 4,245,580           $ 4,981,525

See accompanying notes to consolidated financial statements


DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                Six Months                   Three Months
                              Ended December 31              December 31,
                             2002          2001             2002        2001
NET SALES                    $1,351,112    $1,028,091       $  678,391  $  538,655

COST OF GOODS SOLD              495,601       368,352          257,435     195,132

GROSS PROFIT                    855,511       659,739          420,956     343,523

Gross Profit %                     63.3%         64.2%            62.1%      63.8%

OPERATION EXPENSES:
Selling                         642,617       507,794          313,119     239,436
General and administrative      829,621       707,138          523,839     439,826
Research and development        231,772       256,195          117,560     121,668
  Total Operating Expenses    1,704,010     1,471,127          954,518     800,930

LOSS FROM OPERATIONS           (848,499)     (811,388)        (533,562)   (457,407)

INTEREST INCOME                  13,460        16,835            9,602       4,420

LOSS BEFORE INCOME TAXES       (835,039)     (794,553)        (523,960)   (451,453)

PROVISION FOR INCOME TAXES        5,220         5,420            5,220       4,420

NET LOSS                      ($840,259)    ($799,973)       ($529,180)  ($451,453)
                              =========     =========        ==========  ==========

WEIGHTED ADVERAGE OF
COMMON SHARES
OUTSTANDING                  10,674,971     7,179,147       10,674,971   7,297,518
                             ==========     =========       ==========   =========

BASIC DILUTED LOSS
PER COMMON SHARES               ($0.08)        ($0.11)          ($0.05)     ($0.06)
                                ======          =====            =====       ======


See accompanying notes to consolidated financial statements















DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER
COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(UNAUDITED)


                       Common Stock           Paid-in-    Foreign     Accumulated   Total       Other
                       Shares     Par Value   Capital     Currency    Deficit       Stock-      Comp-
                                                         Translation               holders'
rehensive
                                                                                   Equity      Loss
BALANCE JUNE 30,2002   10,674,971 $10,675     $15,708,306 $21,808     $(11,483,690) $4,257,099


Additional issuance costs
  of common stock               -       -          (4,814)      -                -    (4,814)
Foreign Currency
  Translation adjustment        -       -               -  18,580                -    18,580
$18,580

Net Loss                        -       -               -       -         (840,259) (840,259)
(840,259)

   Total comprehensive
loss                    _________   ______     __________
(821,679)

BALANCE DECEMBER 31,
  2002                 10,674,971  10,675     $15,703,492  $40,388      (12,323,949)  3,430,606
                       ==========  ======     ===========  =======      ============  =========


See accompanying notes to consolidated financial statements







DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                          Six Months Ended, December 31,
                                                  2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(840,259)       $(799,973)
  Adjustments to reconcile net loss to
   net cash flows used in operating activities:
    Amortization of patents and software             76,790           91,215
    Depreciation of equipment,
    furniture and fixtures                           21,103           53,692
    Bad debt expense                               (120,000)         (50,000)
  Changes in assets and liabilities:
    Accounts receivable                             219,331           40,896
    Inventories                                      51,359            2,143
    Prepaid expenses and other current assets        40,915           46,917
    Other assets                                      9,014           (7,078)
    Accounts payable and accrued expenses            (9,452)         (12,754)

Net cash flows used in operating activities        (551,199)        (634,942)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, furniture and fixtures     (18,767)          (1,469)
 (Increase) decrease in finance receivables         (55,234)           8,581
 Costs of patents                                   (28,683)          (5,270)
 Costs of computer software                          (1,418)               -

Net cash flows (used in) provided by
  investing activities                             (104,102)           1,842

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additional issuance of common stock                 (4,814)               -
 Proceeds from not payable officer                  100,000                -

Net cash flows provided by financing activities      95,186                -
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH       18,580           (4,452)
NET DECREASE IN CASH AND CASH EQUIVALENTS          (541,535)        (637,552)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      544,192        1,198,707
CASH AND CASH EQUIVALENTS, END OF PERIOD           $  2,657       $  561,155



See accompanying notes to consolidated financial statements








DIASYS CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002
(UNAUDITED)

Note 1.  Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods present, have been made. Operating results for the three-month and six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

Note 2.  Stock Options

The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in the six months ended December 31, 2002.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share would have been approximately $1,018,912 and $0.10 per share and $1,957,344 and $0.18 per share for the three month and six month period ended December 31, 2002, respectively, using the Black-Scholes option pricing model.

Note 3.  Legal Proceedings

In 1999, the Company and its now subsidiary entered into separate, concurrent multiple-year sales agreements with a distributor based in Istanbul, Turkey. The distribution agreements were made with Lenta Teshis Orunleri Ticaret ve Sanayi Ltd. St. and its affiliates and subsidiaries ("Lenta"). Under the agreements, Lenta purchased a total of $383,781 worth of products over two years for which it paid the Company and its subsidiary a total of $139,901.
On December 19, 2001, following numerous discussions, the Company and Lenta executed an Agreement of Payment pursuant to which Lenta acknowledged its debt of $262,042 and agreed to pay the monies owed in ten equal monthly installments. On January 17, 2002, the Company and Lenta (together with Lenta's affiliates and subsidiaries) entered into a new distribution agreement through which Lenta was authorized to sell and service the Company's products in Turkey so long as Lenta, its affiliates and subsidiaries, continued to make timely payments under the above Agreement, the terms of which were restated in the distribution agreement.

In January 2002, Lenta made two wire transfers to the Company totaling $22,000, which was $4,204 less than the first installment required under the agreement. Lenta made no additional wire transfers or payments thereafter despite numerous telefaxed promises made by Ali Ipyurt, Lenta's General Manager. On April 9, 24, and 29, 2002 the Company informed Lenta by telefax that if Lenta could not bring its installment obligations to date by May 1, 2002, the Company would have no choice but to terminate the distribution agreement for breach of contract, name a new distributor in the territory and
proceed against Lenta for collection and costs.   On May 21, 2002 the Company,
having received no additional funds from Lenta, terminated the distribution agreement and put Lenta on notice that the Company would commence legal recourse in both the United States and Turkey under the terms of the distribution agreement. The Company has started the legal process against Lenta and taken a reserve of 100% or $120,000 against the Lenta receivable. The Company's management will review the sufficiency of the reserve on a quarterly basis based on the progress of its collection activities.


Note 4. Income Taxes

For income tax reporting purposes, the Company has a December 31 year-end. The Company has a federal net operating loss carryforward of approximately $10,100,000 at June 30, 2002 (including net losses for the six months ended June 30, 2002), which can be used to offset future federal taxable income through 2022. The Company has a United Kingdom net operating loss carryforward of approximately $100,000 at June 30, 2002, which can be used to offset future federal taxable income.

Note 5. Note Payable: Officer

In December 2002, the Company borrowed $100,000 from an officer and provided the officer with a note payable. The note accrued interest at 6% and was due with principle on January 31, 2002. As of February 14, 2003, the note has not yet been paid. For further explanation see Part II, Item 5 Other Information.

Note 6. Subsequent Events

In January 2003, Mr. Morris Silverman, the Company's Chairman of the Board, made a $200,000 loan to the company evidenced by a demand promissory note at an interest rate of 8.5%. Additionally, in February 2003, Mr. Marshall Witzel, the Company's President and Chief Executive Officer, made a $100,000 loan to the Company having the same terms and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:
Liquidity and Capital Resources:

As of December 31, 2002, the Company had cash and cash equivalents of $2,657 compared to $544,192 at June 30, 2002. The decrease in cash and cash equivalents was due to the timing in collection of several large international receivables where net terms are typically 60-to-90 days, including a receivable of approximately $175,000 from the Company's strategic business partner in Guangzhou, China. The Company also uses cash to fund its operations.

Based on cash, collection of receivables, and improving sales, management believes that it will have sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months. See Footnote 6 to the Financial Statements.

RESULTS OF OPERATIONS

Three Months and Six Months Ended December 31, 2002 as Compared to the December 31, 2001.

Net Revenue:

The Company's net revenue for the three-month period ended December 31, 2002 increased $139,736 to $678,391, or 26%, compared to the same period of the prior year. Net revenue for the six-month period ended December 31, 2002, increased $323,021 to $1,351,112, or 31% over the same period of the prior
year.   The increase in net revenue was due to continued implementation of the
Company's strategic selling plan expanding business throughout Europe, Pacific Asia and Latin America.

Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended December 31, 2002 increased 22% from $343,523 to $420,956. Gross profit for the six-month period ended December 31, 2002 increased 30% from $659,739 to $855,511. Gross profit margins for the three-month period and six-month period decreased slightly from the prior year from 63.8% to 62.1% for the three-month period and 64.2% to 63.3% for the six-month period. The mix of products sold through third party distributors, where lower gross profit margins are off set by lower selling and operation costs, caused the decrease in the profit margins. The Company has implemented several measures to increase the gross profit margins including better buying practices and the elimination of several non-proprietary products. The Company expects its gross profits and gross profit margins to increase as sales increase, especially through the Company's newly constituted sales team and domestic sales network.

Selling General And Administrative (SG&A):

For the three-month period ended December 31, 2002, SG&A increased $157,696 or 23% from $679,262 to $836,958 over the comparable prior period. SG&A for the six-month period ended December 31, 2002 increased $257,306 or 21% from $1,214,932 to $1,472,238 over the comparable period of the prior year. The increase in SG&A was mainly due to an increase in American and European sales personnel and sales related travel worldwide and additional bad debt reserve.

For a portion of the month of January 2003, SG&A decreased approximately $23,000 as a result of (i) the resignation of Mr. DeMatteo whose annual salary was $250,000 (ii) the elimination of two engineering positions at a combined annual savings of $100,000 (iii) reduction in other executive salaries of approximately $50,000 per year and (iv) the elimination of other recurring expenses. Offsetting the above annualized reduction $400,000 is the salary of the new CEO, Mr. Marshall Witzel of $125,000 for an annualized reduction of SG&A of approximately $275,000.

Research And Development (R&D):

R&D expenses for the three-month period ended December 31, 2002 remained essentially unchanged at $117,560 compared to $121,668 for the same period last year. R&D expenses for the six-month period ended December 31, 2002 decreased 10% from $256,195 to $231,772 over the comparable prior year period The decrease in research and development is due primarily to cost containment within R&D projects.

Net (Loss):

For the three-month period ended December 31, 2002, net loss increased $73,307 to $529,180, or 16%, during the three month period ended December 31, 2002, up from $455,873 for the same period of the prior year. Net loss for the six-month period ended December 31, 2002 increased $40,286 or 5% from $799,973 to $840,259 over the comparable six-month period of the prior year. The increase in loss was attributable to an increase in the bad debt reserve, which is reviewed on a quarterly basis and certain one-time expenses. The Company expects its net loss to continue to decrease as it implements its strategic growth plan.


ITEM 3. PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 to the Company's consolidated financial statements for quarter ended December 31, 2002, and Item 5 of this Report.


ITEM 5.  OTHER INFORMATION

On January 21, 2003, DiaSys Corporation (the "Company") announced that it reached an agreement (the "Agreement") with a group of existing shareholders of the Company (the "Group") representing approximately 41% of the Company's outstanding common stock that announced on December 18, 2002, its intention to conduct a proxy contest to effect a change in the composition of the Company's Board of Directors. The Company's Special Committee of Independent Directors recommended the Agreement after determining that the Agreement presented the best alternative of preserving and maximizing shareholder value under the circumstances.

Under the Agreement, the current members of the Board of Directors, other than Mr. Todd M. DeMatteo and Mr. Morris Silverman, resigned from the Board, and the Group's director nominees, Sherwin Gilbert, Kenneth Grossman, Gregg Witchel, Robert Wigoda and Marshall Witzel were appointed to fill the vacancies effective January 22, 2003. (Below is a summary of each director's business experience.) The directors will be presented to the Company's shareholders for election at its annual meeting to be held in March 2003.

Additionally, shortly after the new directors were appointed to the Board of Directors, Mr. Todd DeMatteo resigned from his position as Chief Executive Officer of the Company. The Company's Board of Directors appointed Mr. Marshall Witzel to serve as the Company's CEO and appointed Mr. Todd DeMatteo to serve as the Company's President.

On January 24, 2003, the Company received a demand letter from attorneys for Mr. DeMatteo alleging that pursuant to Mr. DeMatteo's employment agreement Mr. DeMatteo is entitled to a payment of $875,000 as a result of the Group's filing of a Schedule 13D. Mr. DeMatteo's attorneys demand the full payment be made by February 10, 2003, with the threat that legal action will be pursued against the Company if the demand is not met. The Company believes that it has meritorious defenses to Mr. DeMatteo's claims and continues to negotiate a possible settlement of his claims.

On January 28, 2003, Mr. DeMatteo resigned from his position as President and a director of the Company and the Company's subsidiary. Subsequently, Mr. Marshall Witzel was appointed to serve as Chief Executive Officer and President of the Company.

On February 3, 2003, the Company received another demand letter from Mr. DeMatteo's attorneys demanding payment of principal and interest allegedly due under a promissory note having a principal amount of $100,000 executed by the Company on December 20, 2002. The Company was negotiating with Mr. DeMatteo's attorneys regarding this matter.

On February 6, 2003, Ms. Diane J. Sentner advised the Company that effective February 7, 2003, Ms. Sentner resigned as Director of Finance/Chief Financial Officer of the Company. She has agreed to work as a consultant to the Company for a transition period through at least March 31, 2003. The Company is currently interviewing candidates to assume the position of Chief Financial Officer of the Company.

On February 10, 2003, the Company received another demand letter from Mr. DeMatteo's attorneys demanding payment on the promissory note. The attorneys further advised that the promissory note is collateralized by a perfected first position security interest in all the assets of the Company and that the attorneys had advised Mr. DeMatteo to proceed with all remedies available to him including notifying account debtors of the Company to make payments directly to Mr. DeMatteo to satisfy his $100,000 loan plus interest and costs. The Company responded to the February 10, 2003 letter demanding evidence that
(i) said alleged loan was authorized by the prior Board of Directors; (ii) such authorization, if obtained, included pledging all of the Company's assets for the $100,000 amount; and (iii) the alleged loan was otherwise appropriate. The Company further advised Mr. DeMatteo's attorneys that if the above demands were not met and he proceeds with his actions described above, the Company would take legal action against Mr. DeMatteo.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed with this report:

   Exhibit No.         Description

      10.1              Promissory note between DiaSys Corporation and
                        Todd M. DeMatteo

99.1	              Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 Chief Executive
                  Officer and Principal Accounting Officer.


(b)	Reports on Form 8-K:

We filed a Form 8-K on October 22, 2002, announcing a change in our independent auditors and on December 27, 2002, announcing the filing of a
Schedule 13D by a group of shareholders owning approximately 41% of our outstanding shares.


SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DIASYS CORPORATION

Date: February 14, 2003                   /s/ Marshall Witzel
Marshall Witzel,
President, Chief Executive Officer
and
Principal Accounting Officer








CERTIFICATION

I, Marshall Witzel, President, Chief Executive Officer and Principal Accounting Officer of DiaSys Corporation, certify that:

  1.  I have reviewed this quarterly report on Form 10-QSB DiaSys Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
        a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date: February 14, 2003                      /s/ Marshall Witzel
                                              ___________________________
                                                     Marshall Witzel
                                    President, Chief Executive Officer and
                                              Principal Accounting Officer
EXHIBIT INDEX

Number            Exhibit

10.1              Promissory note between DiaSys Corporation and Todd M.
                  DeMatteo
99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Chief Executive Officer



                                                         Exhibit 10.1

SECURED PROMISSORY NOTE PRIVATE



$100,000.00                                       Waterbury, Connecticut


   FOR VALUE RECEIVED, ON DEMAND, the undersigned, DiaSys Corporation, 81 West Main Street, Waterbury, Connecticut, its heirs, successors-in-interest and assigns (hereinafter referred to as "Maker"), promises to pay to TODD M. DEMATTEO, 2 Mountains Spring Road, Farmington, Connecticut, his successors and assigns (hereinafter referred to as "Lender"), or order, or any subsequent holder hereof (hereinafter referred to as "the holder"), at Lender's address, 2 Mountain Spring Road, Farmington, Connecticut, or such other place as may be designated in writing from time to time by Lender or the holder, the principal sum of ONE HUNDRED THOUSAND DOLLARS ($100,000.00) DOLLARS, together with:
  (i) interest at the rate and payable in the manner hereinafter provided;

  (ii) all costs and expenses, including reasonable attorneys' fees, incurred in the making and collection of this Note;

  (iii) all costs and expenses, including reasonable attorneys' fees, in sustaining, protecting and enforcing Lender's rights in any litigation or controversy arising from or connected with this Note.

    The principal amount of this Note and interest thereon shall be payable in legal tender of the United States of America.
    Except as hereinafter provided, interest shall be earned and payable at the rate of six percent (6.00%) per annum.
    Maker's promise to repay Lender under this Note, together with interests and costs thereon is SECURED by and against the Maker's accounts receivable, inventory and other assets, and Maker acknowledges that Lender is a SECURED CREDITOR of Maker hereby.
    Maker shall, at Lender's request and at Maker's cost, file this Note or evidence thereof in sufficient form, on the property records of the Maker so as to constitute notice to all potential creditors of the Maker.
    Unless and until Lender demands payment in full of the indebtedness evidenced by this Note, on or before January 31, 2003, Maker shall repay Lender the full amount of the loan, when the entire indebtedness due under this Note, if not sooner paid, shall be due and payable in full.
    In the event of any default in the payment of this loan in accordance with the terms of this Note and such default continues for a period of five (5) days after the due date thereof or in the event of any default in the payment of amounts due and/or the performance of any of the other conditions, stipulations and covenants in this Note beyond any applicable notice and grace periods contained in said instruments, then at the option of Lender or the holder, the entire amount of principal and interest remaining unpaid on this Note together with any other sums due thereon shall immediately become due and payable upon demand.
     Further, upon default in the payment of any of the amounts due hereunder for a period of five (5) days after the same becomes due and payable, Lender or the holder will charge a late fee equal to five percent (5%) of the amount of such late payment.
     Any provision in this Note to the contrary notwithstanding, upon default of principal and interest for a period of five (5) days after the same becomes due and payable, Lender, or the holder, may, at its option, charge interest on the outstanding balance of this Note at the rate of twelve percent (12.00%) per annum (hereinafter referred to as the "Default Rate"). Interest will be earned and payable at the Default Rate until the default is cured or waived in writing by Lender.
     Failure of Lender or the holder at any time to enforce its rights hereunder shall not constitute a waiver of its rights hereunder in the future.
     Maker shall have the right to make prepayments, partial and in full, on account of the principal balance due on this Note, without penalty. All partial prepayments shall be credited to the principal balance in inverse order of maturity.
     If Maker shall become insolvent, including in said term the general failure to pay Maker's debts as they mature, or bankrupt, or makes an assignment for the benefit of Maker's creditors or consents to the appointment of a Trustee or receiver of all or a substantial part of Maker's properties or such appointment is made without Maker's consent and is not discharged within sixty (60) days, or any proceeding pursuant to the United States Bankruptcy Act of 1978, as amended, are instituted by or against Maker and if against Maker, remains in effect for sixty (60) days, all unpaid principal and interest due on this Note shall become due and payable without notice or demand.
     THE UNDERSIGNED HEREBY WAIVES TRIAL BY JURY IN ANY COURT AND IN ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THIS NOTE AND/OR THE ENFORCEMENT OF ANY OF THE LENDER'S RIGHTS AND REMEDIES. THE UNDERSIGNED ACKNOWLEDGES THAT MAKER MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH MAKER'S ATTORNEY.

     THE MAKER HEREBY WAIVES THE RIGHT OF PRESENTMENT, DEMAND, PROTEST AND NOTICE OF DISHONOR.

     This Note shall be construed under the laws of the State of Connecticut.


For DiaSys Corporation

                                       /s/ Diane J. Sentner
                                        Diane Sentner, Chief Financial
                                                       Officer
                                               And Assistant Secretary
Gold Medallion Signature Guarantee:


                                                               EXHIBIT 99.1

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of DiaSys Corporation (the "Company") for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marshall Witzel, President, Chief Executive Officer and Principal Accounting Officers of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Marshall Witzel
Marshall Witzel,
President, Chief Executive Officer and
Principal Accounting Officer
 Let's discuss.
 Let's discuss.
 Let's discuss.
 Let's discuss.
1