Form 10QSB
period 2003-03-31
DIASYS CORP
filed 2003-05-15
CIK 916380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM-10QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2003

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


As of May 14, 2003, the Company had 10,674,971 common shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No X

                                Table of Contents

                                                                                                Page
Part I. CONSOLIDATED FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                            3

                  Consolidated Balance Sheets at March 31, 2003 (unaudited) and
                  June 30, 2002                                                                   3

                  Consolidated Statements of Operations for Three Months and
                  Nine Months Ended March 31, 2003 and March 31, 2002
                  (unaudited)                                                                     4

                  Consolidated Statement of Changes in Stockholders' Equity and Other
                  Comprehensive Loss for the Nine Months Ended March 31, 2003
                  (unaudited)                                                                     5

                  Statements of Consolidated Cash Flows for the Nine Months
                  Ended March 31, 2003 and March 31, 2002 (unaudited)                             6

                  Notes to Consolidated Financial Statements (unaudited)                          7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           9

         Item 3.  Procedures and Controls                                                        11

Part II. OTHER INFORMATION                                                                       11

         Item 1.  Legal Proceedings                                                              11

         Item 2.  Changes in Securities                                                          12

         Item 3.  Defaults Upon Senior Securities                                                13

         Item 4.  Submission of Matters to a Vote of Security Holders                            13

         Item 5.  Other Information                                                              13

         Item 6.  Exhibits and Reports on Form 8-K                                               13

Signatures                                                                                       14

Certification                                                                                    15

Exhibit Index                                                                                    16


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         DIASYS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31, 2003          June 30, 2002
                                                                                    --------------          -------------
                                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $      164,800          $     544,192

   Accounts receivable, less allowance for doubtful
         accounts of $430,000 and $208,690 at
         March 31, 2003 and June 30, 2002, respectively                                    486,510                759,485
   Finance receivables                                                                     190,791                200,059
   Inventories                                                                             399,262                543,083
   Prepaid expenses and other current assets                                                47,761                107,504
                                                                                    --------------          -------------

         Total Current Assets                                                            1,289,124              2,154,323

EQUIPMENT, FURNITURE AND FIXTURES, LESS
   ACCUMULATED DEPRECIATION                                                                246,752                249,087

OTHER ASSETS:
   Computer software, less accumulated amortization                                          6,665                  8,917
   Patents, less accumulated amortization                                                2,298,165              2,379,530
   Deferred acquisition costs                                                                    -                  9,668
   Other                                                                                    39,984                 73,885
   Long-term finance receivables, net                                                      122,919                106,115
                                                                                    --------------          -------------

         Total Assets                                                               $    4,003,609          $   4,981,525
                                                                                    ==============          =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $      938,358          $     724,426
    Loans payable                                                                          565,000                      -
                                                                                    --------------          -------------
         Total Current Liabilities                                                       1,503,358                724,426

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
    Common stock $.001 par value:
      Authorized 99,900,000 shares, issued and outstanding 10,674,971
      shares                                                                                10,675                 10,675
    Additional paid--in--capital                                                        15,703,492             15,708,306
    Foreign currency translation                                                            55,079                 21,808
    Accumulated deficit                                                                (13,268,995)           (11,483,690)
                                                                                    --------------          -------------
              Total Stockholders' Equity                                                 2,500,251              4,257,099
                                                                                    --------------          -------------
              Total Liabilities and Stockholders' Equity                            $    4,003,609          $   4,981,525
                                                                                    ==============          =============


          See accompanying notes to consolidated financial statements

                         DIASYS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Nine Months Ended March 31,                       Three Months Ended March 31,
                                         --------------------------------------               -----------------------------------
                                             2003                       2002                      2003                    2002
                                         ------------               -----------               -----------              ----------
NET SALES                                $  1,776,144               $ 1,460,028               $   425,032              $  431,937
COST OF GOODS SOLD                            820,259                   535,282                   324,658                 166,930
                                         ------------               -----------                   -------              ----------
GROSS PROFIT                                  955,885                   924,746                   100,374                 265,007
Gross Profit %                                   53.8%                     63.3%                     23.6%                   61.4%

OPERATING EXPENSES:
  Selling                                     910,277                   773,735                   267,660                 265,941
  General and administrative                1,438,002                 1,189,642                   608,381                 482,504
  Research and development                    318,737                   375,302                    86,965                 119,107
                                         ------------               -----------               -----------              ----------
    Total Operating Expenses                2,667,016                 2,338,679                   963,006                 867,552
LOSS FROM OPERATIONS
                                           (1,711,131)               (1,413,933)                 (862,632)               (602,545)

INTEREST (INCOME) EXPENSE                      74,174                   (17,604)                   87,634                    (769)
                                         ------------               -----------               -----------              ----------
LOSS BEFORE INCOME TAXES
                                           (1,785,305)               (1,396,329)                 (950,266)               (601,776)
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                      -                     5,623                    (5,220)                    203
                                         ------------               -----------               -----------              -----------
NET LOSS                                  $(1,785,305)              $(1,401,952)              $  (945,046)             $ (601,979)
                                         ============               ===========               ===========              ===========

WEIGHTED AVERAGE OF
  COMMON SHARES
  OUTSTANDING                              10,674,971                 7,240,163                10,674,971               7,364,909
                                         ============               ===========               ===========              ==========

BASIC AND DILUTED LOSS
  PER COMMON SHARE                             $(0.17)                   $(0.19)                   $(0.09)                 $(0.08)
                                         ============               ===========               ===========              ==========


          See accompanying notes to consolidated financial statements.

                         DIASYS CORPORATION & SUBSIDIARY

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER
                               COMPREHENSIVE LOSS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                         Foreign                           Total-         Other-

                                      Common Stock         Paid-in-      Currency      Accumulated-    Stockholders'  Comprehensive
                               -----------------------
                                  Shares     Par Value      Capital     Translation       Deficit         Equity           Loss
                               ----------    ---------    -----------   -----------    ------------    -------------  --------------
BALANCE, JUNE 30, 2002         10,674,971     $10,675     $15,708,306      $21,808     $(11,483,690)    $ 4,257,099

Additional issuance costs of       -                -          (4,814)           -                -          (4,814)
     common stock
Foreign Currency Translation
     adjustment                    -                -               -       33,271                -          33,271    $    33,271

Net Loss                           -                -               -            -       (1,785,305)     (1,785,305)    (1,785,305)
                                                                                                                       -----------

Total comprehensive loss                                                                                               $(1,752,034)
                               ----------     -------     -----------      -------     ------------     -----------    -----------

BALANCE,  MARCH 31, 2003       10,674,971     $10,675     $15,703,492      $55,079     $(13,268,995)    $ 2,500,251
                               ==========     =======     ===========      =======     ============     ===========

          See accompanying notes to consolidated financial statements

                         DIASYS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                    ---------------------------------
                                                                                        2003                  2002
                                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(1,785,305)          $(1,401,952)
    Adjustments to reconcile net loss to net cash flows used in operating activities:
        Amortization of patents and software                                            113,717               130,527
        Depreciation of equipment, furniture and fixtures                                28,136                78,626
        Changes in assets and liabilities:
          Accounts receivable                                                           272,976               120,142
          Inventories                                                                   143,821               (49,987)
          Prepaid expenses and other current assets                                      59,743                43,128
          Other assets                                                                   43,569                (6,371)
          Accounts payable and accrued expenses                                         213,932                21,353
                                                                                    -----------           -----------

               Net cash flows used in operating activities                             (909,411)           (1,064,534)
                                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment, furniture and fixtures                                      (25,801)              (10,295)
    Finance receivables                                                                  (7,536)                 (950)
    Costs of patents                                                                    (28,683)              (17,449)
    Costs of computer software                                                           (1,418)               (5,590)
                                                                                    -----------           -----------


               Net cash flows used in investing activities                              (63,438)              (34,284)
                                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional issuance of common stock                                                  (4,814)                    -
    Proceeds from notes payable                                                         565,000                     -
                                                                                    -----------           -----------

               Net cash flows provided by financing activities                          560,186                     -
                                                                                    -----------           -----------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                           33,271                    70
                                                                                    -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (379,392)           (1,098,748)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          544,192             1,198,707
                                                                                    -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   164,800           $    99,959
                                                                                    ===========           ===========



           See accompanying notes to consolidated financial statements

                         DIASYS CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1.  BASIS OF THE PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods present, have been made. Operating results for the three-month and nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net loss would have been adjusted to reflect the following pro forma amounts:

                                                                          For the quarter ended:
                                                                 March 31, 2003           March 31, 2002
                                                                 --------------           --------------
Loss:
     As reported                                                  $  (945,046)              $(601,979)
     Effect of stock-based employee compensation expense
     determined under fair valuation method for all awards,
     net of any related tax effects                                   (56,157)               (174,787)
                                                                  -----------               ---------
     Pro forma                                                    $(1,001,203)              $(776,766)
                                                                  ===========               =========
Loss per common share:
     Basic and diluted loss per share:
         As reported                                              $      (.09)              $    (.08)
         Pro forma                                                       (.09)                   (.11)


NOTE 2.  LEGAL PROCEEDINGS

DeMatteo Proceeding

On January 24, 2003, the Company received a demand letter from attorneys for Mr. Todd DeMatteo, the Company's former Chief Executive Officer, President and director, alleging that pursuant to Mr. DeMatteo's employment agreement with the Company, Mr. DeMatteo is entitled to a payment of $875,000 as a result of the filing of a Schedule 13D by a group of existing shareholders in December 2002. Mr. DeMatteo's attorneys demanded that the full payment be made by February 10, 2003.

Subsequently, on March 19, 2003, Mr. DeMatteo and his attorneys filed a complaint and an application for prejudgment remedy in the Superior Court for the Judicial District of Waterbury, Connecticut against the Company, Todd DeMatteo v. DiaSys Corporation, No. CV030177184, alleging that the Company breached Mr. DeMatteo's employment agreement by failing to pay Mr. DeMatteo $875,000 and thereupon seeking to attach sufficient value against the Company's real estate, bank accounts, accounts receivables and other assets in order to secure the sum of $875,000. The suit seeks to recover money damages, attorney's fees and costs pursuant to the terms of the employment agreement and other relief as the court may deem appropriate. The Company believes it has meritorious defenses to Mr. DeMatteo's complaint and certain counter claims against Mr. DeMatteo. The Company intends to vigorously defend against Mr. DeMatteo's claims.

On March 27, 2003, the Company filed a complaint for declaratory judgment and other relief in the Circuit Court of Cook County, Illinois against Mr. DeMatteo, DiaSys Corporation v. Todd M. DeMatteo, No. 03 CH 05737, declaring Mr. DeMatteo has no right to arbitrate his claims arising under his employment agreement, and alleging that Mr. DeMatteo converted proprietary information of the Company and breached his fiduciary duties. The suit seeks to recover actual, compensatory and punitive damages suffered as a result of Mr. DeMatteo's wrongful conduct.

Additionally, on February 3, 2003, the Company received a demand letter from attorneys for Mr. DeMatteo demanding payment of principal and interest allegedly due under a promissory note having a principal amount of $100,000 executed by the Company on December 20, 2002. On February 10, 2003, the Company received another demand letter from Mr. DeMatteo's attorneys demanding payment on the promissory note. The promissory note is collateralized by a perfected first position security interest in all the assets of the Company.

Subsequently, on February 27, 2002, Mr. DeMatteo and his attorneys filed a complaint and an application for prejudgment remedy in the Superior Court for the judicial District of Waterbury, Connecticut against the Company, Todd DeMatteo v. DiaSys Corporation, No. CV 030176802, alleging that the Company failed to make payment on the promissory note having a principal amount of $100,000. The application for prejudgment remedy has been granted. The suit seeks to recover money damages and costs and expenses incurred in collection on the promissory note. The Company believes it has meritorious defenses to Mr. DeMatteo's complaint and certain counter claims against Mr. DeMatteo. The Company intends to vigorously defend against Mr. DeMatteo's claims.

Lenta Proceeding

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

In January 2002, Lenta made two wire transfers to the Company totaling $22,000, which was $4,204 less than the first installment required under the agreement. Lenta made no additional wire transfers or payments thereafter despite numerous telefaxed promises made by Ali Ipyurt, Lenta's General Manager. On April 9, 24, and 29, 2002 the Company informed Lenta by telefax that if Lenta could not bring its installment obligations to date by May 1, 2002, the Company would have no choice but to terminate the distribution agreement for breach of contract, name a new distributor in the territory and proceed against Lenta for collection and costs. On May 21, 2002 the Company, having received no additional funds from Lenta, terminated the distribution agreement and put Lenta on notice that the Company would commence legal recourse in both the United States and Turkey under the terms of the distribution agreement. The Company has started the legal process against Lenta and taken a reserve of 100% or $240,000 against the Lenta receivable. The Company's management will review the sufficiency of the reserve on a quarterly basis based on the progress of its collection activities.

NOTE 3. INCOME TAXES

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

NOTE 4. NOTES PAYABLE -- OFFICERS AND DIRECTORS

In October 2002 and December 2002 the Company borrowed $56,000 and $44,000, respectively, from Mr. Todd DeMatteo, the Company's former Chief Executive Officer. The loan is evidenced by a $100,000 promissory note which was executed on December 20, 2002. The note bears interest at 6% and matures on January 31, 2003. As of May 14, 2003, the note has not yet been paid. For further explanation see Note 2, Legal Proceedings.

On January 6, 2003, the Company borrowed $25,000 from Stuart Robbins, a former director of the Company. The loan is evidenced by a promissory note. The note bears interest at a rate of 9% and matures on April 1, 2003. As of May 14, 2003, the note has not yet been paid.

On January 21, 2003, the Company borrowed $200,000 from Morris Silverman, the Company's Chairman of the Board. The loan is evidenced by a demand promissory note which bears interest at a rate of 8%. For further information regarding this note, see Note 5, Subsequent Events.

On February 7, 2003, the Company borrowed $100,000 from Marshall Witzel, the Company's Chief Executive Officer. The loan is evidenced by a demand promissory note which bears interest at a rate of 8%. For further information regarding this note, see Note 5, Subsequent Events.

On March 24, 2003, the Company borrowed $140,000 from Morris Silverman, the Company's Chairman of the Board. The loan is evidenced by a demand promissory note which bears interest at a rate of 8%. For further information regarding this note, see Note 5, Subsequent Events.

NOTE 5. SUBSEQUENT EVENTS

On April 14, 2003, the Company's Board approved the issuance of 863,874 shares of the Company's common stock to Mr. Morris Silverman, the Company's Chairman of the Board, and the issuance of 254,548 shares of the Company's common stock to Mr. Marshall Witzel, the Company's Chief Executive Officer. The Company issued the shares on May 1, 2003 as full repayment for an aggregate of $340,000 loaned to the Company by Mr. Silverman during the first calendar quarter of 2003 and $100,000 loaned to the Company by Mr. Witzel on February 7, 2003.

On April 1, 2003, the Company terminated its domestic sales team in order to reorganize the Company's domestic sales into a profitable business model. The Company's domestic sales, as formerly structured, created a disproportionately higher loss per dollar of sales volume both during the quarter and nine month period due to several factors. Higher fixed sales costs, a product mix that produced a lower gross margin, a longer sales cycle and lower after-sale revenues, than international sales. The Company plans to re-introduce its products to the domestic market as soon as is practicable under this re-organization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION:
LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2003, the Company had cash and cash equivalents of $164,800 compared to $544,192 at June 30, 2002 and $2,657 at December 31, 2002. The increase in cash and cash equivalents during the three months ended March 31, 2003 was due to the timing in collection of certain Company receivables. This includes a large international receivable where net terms are typically 60-to-90 days of approximately $240,000 from the Company's strategic business partner in Guangzhou, China. The increase in cash was also due to the Company borrowing money during the quarter from certain of its officers and directors (for further explanation, see Note 4, Notes Payable -- Officers and Directors). The Company also uses cash to fund its operations.

Based on cash and the collection of receivables, management believes that it will have sufficient funds and resources on hand to discharge its obligations as they become due for at least the next 12 months. See Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE MARCH 31, 2002.

NET REVENUE:

The Company's net revenue for the three-month period ended March 31, 2003 decreased $6,905 to $425,032, or 1.6%, compared to the same period of the prior year. The Company has instituted a new accounts receivable collection schedule with its strategic partner in China, whereby the Company does not ship goods to the partner unless their accounts receivable balance has been paid in full. As a result of this policy, the recognition of certain revenue during the quarter was delayed. Net revenue for the Nine-month period ended March 31, 2003, increased $316,116 to $1,776,144 or 22% over the same period of the prior year. The increase in net revenue was due to continued implementation of the Company's strategic selling plan expanding business throughout Europe, Pacific Asia and Latin America.

GROSS PROFIT AND GROSS PROFIT MARGINS:

Gross profit for the three-month period ended March 31, 2003 decreased 62% from $265,007 to $100,374. Gross profit for the nine-month period ended March 31, 2003 increased 3% from $924,746 to $955,885. Gross profit margins for the three month period decreased from the prior year from 61.4% to 23.6% for the three-month period and decreased from 63.3% to 53.8% for the nine-month period. The Company's gross profit and gross profit margins were adversely impacted by an inventory write off of $141,000 for the quarter. The Company has implemented several measures to increase the gross profit margins including better buying practices and more efficient production scheduling. The Company expects its gross profits and gross profit margins to increase as sales increase and the Company is able to take advantage of its purchasing and manufacturing economies.

SELLING GENERAL AND ADMINISTRATIVE (SG&A):

For the three-month period ended March 31, 2003, SG&A increased $127,596 or 17% from $748,445 to $876,041 over the comparable prior period. SG&A for the nine-month period ended March 31, 2003 increased $384,902 or 19.6% from $1,963,377 to $2,348,279 over the comparable period of the prior year. The increase in SG&A for the three-month period was due to an increase in the Company's bad debt reserve to 100% of the remaining receivables from Lenta of $120,000 and $310,000 from the previous quarter, totaling $430,000.

Additionally, the Company has instituted measures to control expenditures, including the elimination of several positions. Marshall Witzel, the Company's CEO agreed to waive his salary ($150,000 on an annual basis) for the reporting period.

RESEARCH AND DEVELOPMENT (R&D):

R&D expenses for the three-month period ended March 31, 2003 decreased 27% to $86,965 compared to $119,107 for the same period last year. R&D expenses for the nine-month period ended March 31, 2003 decreased 15% from $375,302 to $318,737 over the comparable prior year period. The decrease in research and development is due to a temporary suspension of current research and development activities during the quarter to decrease costs and re-evaluate research and development priorities within the Company.

NET (LOSS):

For the three-month period ended March 31, 2003, net loss increased $343,067 to $945,046 or 57%, during the three month period ended March 31, 2003, up from $601,979 for the same period of the prior year. Net loss for the nine-month period ended March 31, 2003 increased $383,353 or 27% from $1,401,952 to $1,785,305 over the comparable nine-month period of the prior year. The increase in loss was attributable to an increase in the bad debt reserve of $120,000, which is reviewed on a quarterly basis and certain one-time expenses, which include an inventory write off of $141,000 for the quarter. The Company expects its net loss to continue to decrease as it implements its strategic growth plan and improves controls.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DeMatteo Proceeding

On January 24, 2003, the Company received a demand letter from attorneys for Mr. Todd DeMatteo, the Company's former Chief Executive Officer, President and director, alleging that pursuant to Mr. DeMatteo's employment agreement with the Company, Mr. DeMatteo is entitled to a payment of $875,000 as a result of the filing of a Schedule 13D by a group of existing shareholders in December 2002. Mr. DeMatteo's attorneys demanded that the full payment be made by February 10, 2003.

Subsequently, on March 19, 2003, Mr. DeMatteo and his attorneys filed a complaint and an application for prejudgment remedy in the Superior Court for the Judicial District of Waterbury, Connecticut against the Company, Todd DeMatteo v. DiaSys Corporation, No. CV030177184, alleging that the Company breached Mr. DeMatteo's employment agreement by failing to pay Mr. DeMatteo $875,000 and thereupon seeking to attach sufficient value against the Company's real estate, bank accounts, accounts receivables and other assets in order to secure the sum of $875,000. The suit seeks to recover money damages, attorney's fees and costs pursuant to the terms of the employment agreement and other relief as the court may deem appropriate. The Company believes it has meritorious defenses to Mr. DeMatteo's complaint and certain counter claims against Mr. DeMatteo. The Company intends to vigorously defend against Mr. DeMatteo's claims.

On March 27, 2003, the Company filed a complaint for declaratory judgment and other relief in the Circuit Court of Cook County, Illinois against Mr. DeMatteo, DiaSys Corporation v. Todd M. DeMatteo, No. 03 CH 05737, declaring Mr. DeMatteo has no right to arbitrate his claims arising under his employment agreement, and alleging that Mr. DeMatteo converted proprietary information of the Company and breached his fiduciary duties. The suit seeks to recover actual, compensatory and punitive damages suffered as a result of Mr. DeMatteo's wrongful conduct.

Additionally, on February 3, 2003, the Company received a demand letter from attorneys for Mr. DeMatteo demanding payment of principal and interest allegedly due under a promissory note having a principal amount of $100,000 executed by the Company on December 20, 2002. On February 10, 2003, the Company received another demand letter from Mr. DeMatteo's attorneys demanding payment on the promissory note. The promissory note is collateralized by a perfected first position security interest in all the assets of the Company.

Subsequently, on February 27, 2002, Mr. DeMatteo and his attorneys filed a complaint and an application for prejudgment remedy in the Superior Court for the judicial District of Waterbury, Connecticut against the Company, Todd DeMatteo v. DiaSys Corporation, No. CV 030176802, alleging that the Company failed to make payment on the promissory note having a principal amount of $100,000. The application for prejudgment remedy has been granted. The suit seeks to recover money damages and costs and expenses incurred in collection on the promissory note. The Company believes it has meritorious defenses to Mr. DeMatteo's complaint and certain counter claims against Mr. DeMatteo. The Company intends to vigorously defend against Mr. DeMatteo's claims.

Lenta Proceeding

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

In January 2002, Lenta made two wire transfers to the Company totaling $22,000, which was $4,204 less than the first installment required under the agreement. Lenta made no additional wire transfers or payments thereafter despite numerous telefaxed promises made by Ali Ipyurt, Lenta's General Manager. On April 9, 24, and 29, 2002 the Company informed Lenta by telefax that if Lenta could not bring its installment obligations to date by May 1, 2002, the Company would have no choice but to terminate the distribution agreement for breach of contract, name a new distributor in the territory and proceed against Lenta for collection and costs. On May 21, 2002 the Company, having received no additional funds from Lenta, terminated the distribution agreement and put Lenta on notice that the Company would commence legal recourse in both the United States and Turkey under the terms of the distribution agreement. The Company has started the legal process against Lenta and taken a reserve of 100% or $240,000 against the Lenta receivable. The Company's management will review the sufficiency of the reserve on a quarterly basis based on the progress of its collection activities.

ITEM 2.  CHANGES IN SECURITIES

On April 14, 2003, the Company's Board approved the issuance of 863,874 shares of the Company's common stock to Mr. Morris Silverman, the Company's Chairman of the Board, and the issuance of 254,548 shares of the Company's common stock to Mr. Marshall Witzel, the Company's Chief Executive Officer. The Company issued the shares on May 1, 2003 as full repayment for an aggregate of $340,000 loaned to the Company by Mr. Silverman during the first calendar quarter of 2003 and $100,000 loaned to the Company by Mr. Witzel on February 7, 2003. The shares issued were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On March 10, 2003, the Company issued an unsecured convertible debenture, in the face amount of $50,000 in connection with a private placement, in exchange for $50,000 cash. Any time after three months from the date of issuance, the holder of the debenture may convert all or any portion of the then-outstanding principal balance and accrued interest thereon into that number of shares of the Company's common stock equal to: (i) the converted amount plus an amount equal to ten percent (10%) of the converted amount, divided by (ii) a price equal to $0.50 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed with this report:

                  Exhibit No.        Description

                  10.1               Witzel Demand Promissory Note

                  10.2               Silverman Demand Promissory Note ($200,000)

                  10.3               Silverman Demand Promissory Note ($140,000)

                  10.4               Robbins Promissory Note

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer and Principal Accounting Officer.

         (b)  Reports on Form 8-K:

         We filed a Form 8-K on April 2, 2003, announcing the DeMatteo proceedings (under Item 5 therein); and a Form 8-K on February 6, 2003, announcing an agreement reached between a group of shareholders owning approximately 41% of our outstanding shares and the Company, regarding a potential proxy contest at an upcoming shareholders' meeting (under Item 5 therein).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              DIASYS CORPORATION

Date: May 14, 2003                            /s/ Marshall Witzel
                                              -------------------
                                              Marshall Witzel,
                                              President, Chief Executive Officer
                                              and Principal Accounting Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date: May 14, 2003                    /s/ Marshall Witzel
                                              ---------------------------
                                              Marshall Witzel
                                              President, Chief Executive Officer
                                              and Principal Accounting Officer

                                  EXHIBIT INDEX

Number        Exhibit

10.1          Witzel Demand Promissory Note

10.2          Silverman Demand Promissory Note ($200,000)

10.3          Silverman Demand Promissory Note ($140,000)

10.4          Robbins Promissory Note

99.1          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002 -- Chief Executive Officer and Principal Accounting Officer