Form 10KSB
period 2003-06-30
DIASYS CORP
filed 2003-10-10
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

Commission File number: 0-24974

DiaSys Corporation

(Exact name of small business issuer as specified in its charter)

Incorporated in Delaware	IRS Employer ID #
81 West Main Street	06-1339248
Waterbury, CT 06702
(203) 755-5083

Securities registered under Section 12(b) or 12(g) of the Exchange Act:

Title of each class:	Name of each exchange on which registered

Common Stock, $0.001 par value	American Stock Exchange

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for the most recent fiscal year were $ 2,711,263.

As of October 6, 2003, the aggregate market value of the registrant’s voting stock held by non-affiliates was $9,065,427 based upon the closing price of $0.73 on such date.

As of October 6, 2003, the Registrant had 12,418,393 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held in 2003 are incorporated by reference into Part III.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DiaSys Corporation (“DiaSys”, “Company”) designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide.  The Company’s workstation instruments standardize, increase the accuracy of, and reduce the cost to perform laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid (CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods.  The Company’s consumable products are in some cases combined with the Company’s workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies.  The Company has also developed a rapid, inexpensive method for diagnosing Multiple Myeloma cancer; America’s second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes only and is in the process of being tested for human applications worldwide.

DiaSys was organized in March 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993.  The Company completed its initial public offering (“Offering”) in January 1995 and traded its common shares on NASDAQ under the symbol “DIYS”.  In December of 2000, the Company moved its listing from NASDAQ to the American Stock Exchange (AMEX) and currently trades under the symbol “DYX”.

The Company’s wholly-owned subsidiary, DiaSys Europe Limited, is located in Workingham, England. DiaSys Europe markets the Company’s urinalysis and parasitology workstations, the full DiaSys line of rapid test kits, consumables, immunology, oncology and virology products and manufactures reagents. The operating results of the subsidiary are reflected in the accompanying consolidated financial statements.

The Company sells and services its products in North America both directly and through strategic distribution relationships with Bayer Corporation (NYSE:BAY), Bayer Incorporated (Canada), Cardinal Heath (NYSE:CAL), and Fisher Healthcare, a division of Fisher Scientific International Inc (NYSE:FSH).  The Company also markets its products through numerous relationships with group purchasing organizations (GPO’s) including Broadlane Inc, HealthTrust Purchasing Group, and Premier Inc.

The Company directly sells and services its products in the United Kingdom through DiaSys Europe Limited.  Sales and service throughout Europe, Asia and South America is conducted through independent, third party distributors or strategic trading partners such as Hua Sin Science Co. Limited in China.  All distributors and strategic partners are managed by the Company through either of its offices in the United States or United Kingdom.

Since inception, the Company has: (i) developed, acquired and patented several new proprietary technologies;(ii)erected the infrastructure needed to support global manufacturing and distribution operations; (iii)established market and technical acceptance of its initial products among the medical laboratory community; (iv) attracted significant strategic selling partners in major markets; and (v) implemented a plan for long term market penetration.  Since its inception, the Company has operated at a loss.  However, during its fourth quarter ended June 30, 2003, the Company reported its first quarterly profit of $164,986.

BUSINESS STRATEGY

Since its inception, the Company has adhered to the following business strategy: (i) identify gaps in its product offerings of leading medical diagnostic manufacturers; (ii) fill the gaps with proprietary, practical and cost-effective solutions; (iii) protect its intellectual property with broad-based patents and trademarks; (iv) turn its technology into affordable products; (v) secure market acceptance of its products; (vi) create strategic sales and distribution alliances with industry and/or territorial leaders (see: STRATEGIC RELATIONSHIPS below); and (vii) proceed to global sales and distribution.   The Company currently has products at each stage of its business strategy.

PRODUCTS

The Company’s products can be broadly classified into two categories: (i) workstation-systems which increase the accuracy and reduce the cost to perform routine laboratory analysis of various body fluids; and (ii) consumable diagnostic products, reagents and test kits which facilitate accurate diagnosis of certain medical conditions.  Each category can be further described as follows:

Workstation-Systems

The Company’s workstation-systems are composed of the “R/S” and “FE” series of products.

R/S Series: The “R/S” series workstations standardize, automate, and reduce the cost to perform routine microscopic analysis of urine sediment.  Users of the “R/S” series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing several hundred urine tests per day; and (iii) local hospital laboratories performing approximately 100 tests per week.

The “R/S” series workstations have been the subject of numerous favorable evaluations and publications including those in the Journal of Laboratory Medicine, Clinical Lab Products magazine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, College Of American Pathology Today, and Urinalysis News.

We believe that the “R/S” series workstations are a preferred practice of major laboratory networks, health maintenance organizations (HMO’s) and core medical facilities such as Quest and Kaiser Permanente.  The Company has also entered into strategic distribution agreements regarding the promotion and sale of its “R/S” series workstations with and by Bayer Corporation in the United States, Bayer Incorporated in Canada, Cardinal Health (NYSE:CAH), Fisher Healthcare, a division of Fisher Scientific International Inc. (NYSE:FSH), and Hua Sin Science Co. LTD, the exclusive distributor of Bayer’s urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

FE Series:  The “FE” series workstation-systems are composed of the FE-2, and Parasep collection tubes and fecal concentrators.  These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals.  The presence of such organisms is critical to the proper care of the patient.  The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results.

Disposable Consumables, Diagnostic Test Products and Kits

Consumables:  The Company manufactures and distributes numerous consumable diagnostic products, reagents and test kits.  The markets for these products are hospital and commercial laboratories, biotech and pharmaceutical companies.

“Dip Stick” Test Kits: The Company acquired an inexpensive method for diagnosing multiple myeloma cancer at or near the patient through its purchase of “Intersep” in 2000.  Multiple Myeloma is America’s most prevalent blood cancer behind leukemia and accounts for 2% of all known cancer deaths.  The Company is currently selling the test in Europe for research applications, and has announced its intention to market the product in the United States, China and other markets if and as regulatory approvals are secured.

Additional Products

The Company is in the continuous process of developing new products for the global healthcare marketplace.   The Company’s current product development plan extends into 2005. DiaSys is currently developing several new versions of its urinalysis and parasitology workstations, and several disposable and consumable products for use in hospitals and clinical laboratories. The company is also in the process of evaluating the purchase of compatible product lines.

SALES, MARKETING AND DISTRIBUTION

North America

The Company sells and services its workstation-systems and consumable products through its office headquarters in Waterbury, Connecticut. The Company had terminated 3 U.S. regional sales managers in the beginning of the fourth quarter due to an unprofitable sales model and has been selling workstations, consumables and electrophoresis products throughout the fourth quarter while the U.S. sales force is being re-organized and trained. DiaSys is now selling its new line of consumable products, which provide for stronger aftermarket sales. The Company currently has four salespeople to work North America and is currently building out the North American sales force.  North American sales efforts are supported by a Director of Sales, a Manager of National Sales Support and a Customer Service specialist, each located at the Company’s headquarter office.  Each sales manager earns a base salary and commissions based upon achievement of quarterly and yearly objectives.  Sales in North America are facilitated by strategic marketing and distribution alliances with Bayer Corporation, Cardinal Health, Fisher Healthcare, Broadlane, HPG, and Premier in the United States and Bayer Incorporated in Canada (see: Strategic Relationships below).  Additionally, sales in North America are supported by telemarketing, direct mail campaigns, advertising in key trade journals, participation in technical workshops, and exhibitions at national trade shows.

South and Central America

Starting in 2001, the Company commenced distribution operations in parts of South and Central America.  Distribution is conducted by independent, third party distributors and monitored by the Company’s Director of Sales, Marketing and Service, Rest of World (ROW) based in Waterbury, Connecticut.  Distributors are exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company’s distribution plan and agreement.

Europe and the Middle East

The Company sells and services its workstation-systems and consumable products in Europe, the Middle East, India, and Africa through its subsidiary based in the United Kingdom.  DiaSys Europe, Ltd. sells and services the Company’s products directly in the United Kingdom and through independent third party distributors in the balance of the territory.  Distributors are generally exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company’s distribution plan and agreement.

China and Pacific Asia

Sales and service of the Company’s products in China, Hong Kong, Indo-China, Indonesia, Malaysia and the Philippines is conducted by the Company’s strategic trading partner, Hua Sin Science Company, under the direction and guidance of the Company’s President and the Director of Sales, Marketing and Service (ROW) (see: Strategic Relationships below).

Philippines and Korea

The Company is in the process of qualifying suitable distributors in Philippines and Korea and is currently selling without a formal distribution agreement in place.

Japan

The Company entered into an exclusive distribution agreement with Finggal Link Co., Ltd., a subsidiary of Nanbu Irika Corporation. Finggal Link Co., Ltd., promotes, sells and services the Company’s entire range of clinical laboratory instruments and laboratory consumables in Japan.

STRATEGIC RELATIONSHIPS

Cardinal HealthCare:

The Company has entered into a multiple year distribution agreement with Cardinal Health, Inc. (NYSE:CAH).  Cardinal is a leading provider of health-care products and cost-management services to hospitals, laboratories and others in health care.  Cardinal is also a primary distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer above).  Under the terms of the agreement, Cardinal promotes and distributes the Company’s urine workstation-systems through its numerous sales reps and supply relationships.

Diagnostics Division of Bayer Corporation:

The Company has entered into a multiple year Strategic Cooperation Agreement with the Diagnostics Division of Bayer Corporation, the United States subsidiary of the international chemical and health care conglomerate, Bayer AG headquartered in Germany.  Under the Cooperation Agreement, Bayer and DiaSys recommend and refer one another’s urinalysis instruments to hospital and commercial laboratory customers in the United States.  The companies also confer on account strategy and provide unified network standardization plans through Bayer, Cardinal, Fisher, and Premier (see below) depending upon the customer. Each company installs and services its own equipment.

Bayer Incorporated:

The Company has entered into a strategic distribution agreement with Bayer Inc., the Canadian subsidiary of Bayer AG (Germany).  Under the agreement, Bayer’s Health Care Division promotes and sells the Company’s urinalysis workstations to hospitals and clinical reference laboratories in Canada.

Broadlane Inc:

In 2002, the Company was awarded a five-year supply contract by Broadlane Inc., one of the nations foremost group purchasing organizations (GPO).  Under the award, DiaSys will provide its R/S Series Urine Sediment Analysis Workstations, FE Series Ova & Parasite Analysis Workstations and its proprietary line of Parasep Filter-Concentrator Tubes to Broadlane’s healthcare customers nationwide.  Broadlane customers include leading healthcare providers such as Kaiser Permanente, Tenet Healthcare Corporation, Universal Health Services, Continuum Health Partners, The Health Alliance of Greater Cincinnati, Kindred Healthcare, Community Health Systems, U.S. Oncology, and Alliance Imaging Inc.

Fisher HealthCare:

On April 29, 2002, the Company announced that it had entered into a multiple year distribution agreement with Fisher Healthcare., a division of Fisher Scientific international Inc. (NYSE:FSH).  Fisher is a leading provider of health-care products and cost-management services to hospitals, laboratories and health care facilities.  Fisher is also a distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer Incorporated, above).  Under the terms of the agreement, Fisher will promote and distribute all of the Company’s products to customers in the United States through its sales representatives and supply relationships.

HealthTrust Purchasing Partners:

In 2001, the Company entered into a two-year supply agreement with HealthTrust Purchasing Group L.P. (HPG), one of the nation’s top healthcare purchasing groups.  Under the agreement, DiaSys and Cardinal (see above) will jointly distribute the Company’s urinalysis workstations to HPG member facilities nationally through Cardinal sales force.

Hua Sin Science Co. LTD:

In 1999, the Company entered into a three year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China.  Hua Sin manufactures and distributes instruments and reagents to China’s 67,000 hospital and medical laboratories.  Hua Sin is also the exclusive distributor of Bayer’s CLINITEK series urine chemistry analyzers in China (see Bayer above).  The Company officially commenced joint operations with Hua Sin in April, 1999, and on May 4, 2000, announced that China’s Health Ministry, the equivalent of the United States’ Food and Drug Administration (FDA), certified the Company’s urinalysis and fecal concentrate workstations for use by all of China’s 67,000 medical laboratories.  In 2002, the Company and Hua Sin expanded their relationship to include sales and service operations in Hong Kong, Indo-China, Indonesia, Malaysia and the Philippines. On September 22, 2003, the Company announced that Hua-Sin renewed its exclusive distribution agreement with DiaSys for a period of three years.

Premier Inc:

On May 8, 2002, the Company announced that had entered into a two-year agreement with Premier Inc.  Premier is a strategic alliance in US healthcare, entirely owned by more than 200 of the nation’s leading hospital and healthcare systems.  Under the agreement, the Company will provide its urinalysis workstations to Premier’s approximately 1,600 hospital affiliates located throughout the United States.  The Company and Premier launched their joint plan to Premier’s customers in June 2002, and are now in the process of implementation.

Government Contracts:

In 1999 and 2000, the Company was awarded two Federal supply contracts: one by the General Services Administration (GSA), and one by the Department of Veteran’s Affairs (FSS). The GSA contract allows government agencies to purchase workstations, and the FSS allows the network of veteran and military hospitals to install workstations on a “cost-per-test” basis.

COMPETITION

The “R/S” Series:

The R/S series urine sediment workstations automate and standardize routine urine sediment testing, utilizing a patented optic glass flow cell that reduces handling while providing superior image clarity.  The R/S series workstations are designed to make urine sediment testing faster, safer, more standardized and less expensive than conventional methodologies.  These workstations can literally pay for themselves through elimination of disposables normally associated with urine sediment testing and substantially reducing the waste disposable costs of these disposables. The Company knows of no other product, which competes directly with the “R/S” series workstations.  There are, however, five competing technologies for the “R/S” series: (i) traditional use of a microscope to examine a glass slide of urine sediment; (ii) traditional use of a microscope to examine urine sediments introduced into a pre-formed plastic slide assembly; (iii) a video imaging system which automatically “recognizes” and “counts” pre-stored images of “common shapes” found in urine sediment; (iv) a laser based system which detects “abnormal” urines thereby reducing the number which must be manually analyzed; and, (v) pre-screening using chemically treated reagents or “dip” strips.

The oldest technology is the use of a microscope to examine a glass slide of urine sediment.  However, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive.  Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher due to the shorter product life of plastic slides.  The video imaging system currently available on the market provides a “standard procedure” for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine.  However, the video imaging systems require expensive proprietary reagents to operate and cost between $85,000 and $200,000 to acquire.  The Company believes because the systems are costly, only the largest laboratories can justify the purchase and/or use of such a system.  The laser-based system screens-out “normal” urines thereby reducing the number of “abnormal” urines requiring manual analysis.  However, in addition to still requiring manual analysis of some samples, the laser-based systems cost approximately $120,000 and require comparatively expensive proprietary reagents to operate, making the system somewhat expensive for normal laboratory implementation. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

The “FE” Series:

The Company knows of no other workstation-system, which standardizes, automates and reduces the cost to collect, process, and analyze fecal concentrates from parasites, eggs and cysts.

The Company, however, expects to encounter competition in the laboratory equipment industry.  While the Company believes that its “R/S” and “FE” series workstations are currently the only products of their type in the market, many of the Company’s competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines and ancillary services.  Some of the Company’s competitors have long-term or preferential supply arrangements with hospitals.  These arrangements may act as a barrier to market entry to the Company’s products.  Competing companies may succeed in developing products that are more efficacious or less costly and these companies may also be more successful than the Company in production and marketing.  Rapid technological development by others may result in the Company’s products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred by it with respect to those products. There can be no assurance that the Company will be able to compete successfully against any newly developed or improved products.

Disposable Diagnostic Products and Test Kits:

The disposable diagnostic product and test kit market is a multi-billion dollar industry made up of a number of companies, many of whom have more financial resources, research and development, marketing, and distribution capabilities than the Company.  The Company therefore believes that the commercial success of these products will depend upon their continued high quality, competitive advantages (including price, quality, service and the ability to transport product cost efficiently) and the distribution efforts of the Company’s strategic trading partners.

MANUFACTURING AND WARRANTY OBLIGATIONS

The Company internally designs and manufactures its workstations in Waterbury, Connecticut.  The Company internally develops its consumable products in both its United States and United Kingdom offices, but manufactures them through a network of molders, machine shops and other third party subcontractors.  All sub-assemblies, parts, consumables and kits manufactured by sub-contractors are made according to Company specifications.  All final assemblies and final tests are conducted by the Company in one of its two facilities.   The Company has developed alternate qualified vendors for supply of its critical raw material and supplies that could fulfill its requirements if needed.  Implementation of this manufacturing plan has resulted in higher manufacturing quality, reduced lead-time-to-delivery and reduced costs in manufacturing.

The Company provides its customers with a one year “swap out” warranty against defects in parts or workmanship on all new or refurbished workstations from the date of delivery.  This means that in the event a unit fails due to a defect in parts and/or workmanship during the warranty period, the Company will replace the unit with a new or refurbished unit at the Company’s option.  For service after the initial year of warranty, the Company offers an optional extended warranty protection plan, a service plan, and also provides repair and service at an hourly rate plus parts.  The Company experiences minimal additional costs associated with its warranty obligations.

PATENTS AND TRADEMARKS

The Company’s continued success rests in part on the uniqueness of its intellectual property.  The Company, therefore, continues to build and maintain a worldwide network of patents and trademarks.

Patents:

The Company has been granted 20 patents on its R/S, FE, Parasep and Uriprep technologies.  Four patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company’s workstation-systems.  The Company has also been granted similar patent protection in Australia, Brazil, Canada, China, Switzerland, Germany, Spain, France, Great Britain, Greece, Italy, Japan, Portugal, Singapore, and Taiwan. The patents were granted between 1992 and 2002 and will expire between 2012 and 2022.  The Company has additional applications for patents pending, both domestic and abroad.

Trade Names:

The Company has been granted trade name protection for “DiaSys” and the following product names (both domestically and abroad): Urizyme, DiaSys, Uriprep, Parasep, Urisep.

There can be no assurance that any future applications by the Company for patent protection will result in patents being issued, or, if issued, that such patents will provide a competitive advantage or will afford protection against competitors, with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of any patents issued or licensed by the Company.  Moreover, there can be no assurance that the Company’s non-disclosure agreements and other safeguards will adequately protect its proprietary information and trade secrets or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information.  Additionally, the Company may not be aware of any infringements on its patents or other protected intellectual property rights.  There can be no assurance that if the Company becomes aware of any such infringement that it will have adequate resources to defend its patents or other rights or that it would be successful in such defense.

GOVERNMENT REGULATIONS

The Company has obtained all necessary safety certifications for its products.  The Company’s UK-based operations are ISO 9001 certified, and the Company is in the process of qualifying its headquarter facility for ISO certification as well.

On May 23, 1995, the Company received clearance from the Food and Drug Administration (FDA) to release the R/S 2003 and related products to market.  In the same letter, the FDA stated that any of the Company’s future products, which are substantially equivalent to the new workstations, might be marketed directly without first submitting pre-

market notification.

Although the “R/S” and “FE” series workstations are exempt from FDA 510(k) pre-market notification requirements, the development, testing, manufacturing and marketing of the Company’s products in the United States are regulated by the FDA, which generally requires clearance of such products before marketing.  Moreover, regulatory approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed.  Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions.  There can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacturing and marketing of other products, which are currently in the development stage, either in the United States, or in foreign markets on a timely basis or at all.  Certain of the Company’s future diagnostic products may require submission to the FDA of an application for Pre-market Approval.  Delays in receipt of or failure to receive clearances to commence clinical studies or to market products, or loss of previously received clearances, would adversely affect the marketing of the Company’s proposed products and, as a result, the Company’s future operations.

None of the Company’s rapid tests, including the one for multiple myeloma, have been FDA approved.

The Company’s Leishmania Rapid Test product for visceral leishmania, also known as kalaazar, received FDA 510(k) clearance in the United States in 2003. Visceral leishmania is the most severe form of leishmania which, if untreated, has a mortality rate of almost 100 percent. The Company is currently selling this product in the United States.

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

The Company’s manufacturing process is subject to stringent federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes, and regarding the manufacture, testing, labeling, record keeping, and storage of diagnostic devices, including current Good Manufacturing Practices regulations and similar foreign regulations.  Although the Company believes that it and its subcontractors have complied in all material respects with such laws and regulations, there can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations.

LABORATORY REGULATIONS

Regulations issued under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) became effective September 1, 1992. CLIA is intended to increase the quality of laboratory services and extends these requirements to physician office laboratories.  CLIA requires laboratory licensing and written operational and quality control procedures for tests that are carried out in the laboratory.  It establishes personnel standards regarding qualification and training of individuals who carry out the tests.  It also mandates periodic inspection and proficiency evaluation of the performance of these procedures and individuals.  CLIA requires the more complex procedures such as clinical microscopy to be performed by more skilled medical technologists.  The CLIA requirements have caused more physicians offices to transfer their laboratory testing to local hospital or reference laboratories and have also resulted in consolidation of many smaller reference laboratories.

The Company believes that its workstation-systems and consumables improve the accuracy and reproducibility of laboratory procedures, and therefore believes that CLIA regulations are likely to help rather than hinder its sales efforts in the longer term.

BIOHAZARD CONTAINMENT

OSHA mandates that all necessary precautions be taken to ensure the safety of clinical laboratory personnel handling biohazardous materials including body fluids that may contain life-threatening, blood-borne infectious pathogens such as tuberculosis, hepatitis B and human immunologic viruses.

The Company believes OSHA regulations are likely to help rather than hinder sales of the Company’s products since the Company’s workstation-systems and consumables diminish or eliminate the inherent risks of handling body fluids by providing a sealed and/or quick method of analysis.

THE INDUSTRY

The health care industry has experienced fundamental changes over the past several years.   Specifically, laboratories were generally considered to be cost-centers (i.e. operating profitably is not a priority).   Through global health care reform, however, the “cost-center” mentality has substantially fallen out of favor in most major markets throughout the world, and laboratory managers are increasingly concerned about ways to conserve resources and increase cost-efficiency without reducing test accuracy or quality of medicine.  Moreover, the quest for greater laboratory efficiency has put immense pressure on leading manufacturers to develop or find new, appropriate technologies for the market.

Laboratories world-wide have become significantly more cost-conscious, many imposing more intense reviews of capital acquisitions, particularly for new systems like the Company’s workstation-systems, which address areas traditionally not requiring significant capital investments.

However, laboratories must contend with the aforementioned new OSHA and CLIA regulations.  Since the Company’s products are designed to reduce the amount of labor required to perform laboratory tests and the specimen biohazard exposure, as well as to standardize and improve the analytical quality of the test procedure, the Company believes these factors could enhance its competitive position in the market.  There can be no assurance, however, that continued reductions in reimbursements would not have a material adverse affect on the Company’s sales and results of operations.

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

PRODUCT LIABILITY

The Company faces potential liability in connection with the use of its products.  The Company has purchased product liability insurance in the amount of $1,000,000.  The Company believes that its present insurance is sufficient for its current level of business operations.  There can be no assurance however that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

Sales to one foreign customer in China as a percentage of net sales totaled 25% and 15% in 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT

The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products.  The research and development is an internal process to the Company and does not typically include the use of third parties for development.

BACKLOG

The Company had unshipped orders totaling $ 198,471 as of June 30, 2003.

EMPLOYEES

As of June 30, 2003 the Company employed 22 persons, 6 of whom were engaged in sales and marketing, 3 in research and development, 9 in manufacturing, and 4 in administrative, finance and other clerical support activities.

ITEM 2.  PROPERTIES

The Company leases 12,000 square feet of space at 81 West Main Street, Waterbury, Connecticut for its headquarters, research and development and assembly operations.  The lease rate includes all management fees, real estates taxes, common area charges, heat, air-conditioning, electricity, janitorial services, limited parking and such other expenses normally incurred by a tenant.  The lease expires on January 31, 2006 but may be earlier terminated by the Company upon six (6) months written notice at any time after August 1, 2003.   The lease provides for the lease payment schedule:

ANNUAL PERIOD	MONTHLY LEASE RATE	ANNUAL LEASE RATE

Feb 1 2003 to Jan 31, 2004	$9,115.50	$109,386.00
Feb 1 2004 to Jan 31, 2005	$9,388.96	$112,667.58
Feb 1 2005 to Jan 31, 2006	$9,388.96	$112,667.58

DiaSys Europe Limited leases approximately 4,300 square feet of office, final assembly and warehousing space in Wokingham, England.  The lease rate is approximately $36,050 per year, on a triple net basis.  The lease commenced May 1, 2002 and expires April 30, 2012.

ANNUAL PERIOD	MONTHLY LEASE RATE	ANNUAL LEASE RATE

May 1 2003 to April 30, 2004	$3,004.17	$36,050.00
May 1 2004 to April 30, 2005	$3,004.17	$36,050.00
May 1 2005 to April 30, 2006	$3,004.17	$36,050.00
May 1 2006 to April 30, 2007	$3,004.17	$36,050.00
May 1 2007 to April 30, 2008	$3,004.17	$36,050.00
May 1 2008 to April 30, 2009	$3,004.17	$36,050.00
May 1 2009 to April 30, 2010	$3,004.17	$36,050.00
May 1 2010 to April 30, 2011	$3,004.17	$36,050.00
May 1 2011 to April 30, 2012	$3,004.17	$36,050.00

Other than the leased properties set forth above, the Company does not invest in real estate interests, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection.  The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time.  Although the Company has questioned the circumstances of such loan, the Company has nevertheless elected not to defend such legal proceedings and it is expected that judgment has entered or will enter against the Company in the amount of approximately $123,000.

Also in March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo’s Executive Employment Agreement with the Company.  The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement.  Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter.  No arbitrator has been appointed and no hearings have been held with respect to such arbitration proceeding.  In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding.  The Company believes that it has substantial defenses to such proceedings and intends to defend vigorously.

On March 27, 2003, the Company filed a complaint for declaratory judgment and other relief against Mr. DeMatteo in the Circuit Court of Cook County, Illinois, DiaSys Corporation v. Todd M. DeMatteo, No. 03 CH 05737 alleging that Mr. DeMatteo converted proprietary information of the Company and breached his fiduciary duties. The suit seeks to recover actual, compensatory and punitive damages suffered as a result of Mr. DeMatteo’s wrongful conduct.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which 12,418,393 shares were issued and outstanding as of June 30, 2003.

The Company’s common stock is traded on the American Stock Exchange (AMEX) under the symbol “DYX”.

As of September 30, 2003 the Company’s Common Stock was held by approximately of 1,539 beneficial holders.

To date, the Company has not declared or paid any cash dividends on its common stock, nor does is have the current intention to do so.  The Company anticipates that earnings will be used to finance the development and expansion of its business.  Further, future financing arrangements may restrict or prohibit the Company’s ability to declare and pay dividends without prior lender approval.

The following table sets forth the high and low sales price for the Company’s Common Stock as reported by The American Stock Exchange for the periods indicated.

	Common Stock
Year Ended June 30, 2003,	High	Low

4th Quarter	$.80	$.40
3rd Quarter	.88	.40
2nd Quarter	.66	.42
1st Quarter	1.47	.40

Year Ended June 30, 2002,	High	Low

4th Quarter	$1.250	$0.700
3rd Quarter	1.610	0.750
2nd Quarter	1.450	0.390
1st Quarter	0.750	0.400

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	913,000	$3.01	587,000
Equity compensation plans not approved by security holders	90,000	$1.22	410,000
Total	1,003,000	$2.41	997,000

ISSUANCES OF UNREGISTERED SECURITIES

On June 30, 2003, the Company issued: (i) 125,000 shares of the Company’s common stock to Mr. Morris Silverman, the Company’s Chairman of the Board, as full repayment for $50,000 loaned to the Company by Mr. Silverman on May 10, 2003; (ii) 125,000 shares of the Company’s common stock to Mr. Marshall Witzel, the Company’s Chief Executive Officer, as full repayment for $50,000 loaned to the Company by Mr. Witzel on May 25, 2003; and (iii) 375,000 shares of the Company’s common stock to Mr. Gregory Witchel the Company’s President, as full repayment for an aggregate of $150,000 loaned to the Company by Mr. Witchel on May 1, 2003 and May 26, 2003. The shares issued were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.  The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties.  Such risks and uncertainties include, but are not limited to: the existence of, demand for, and acceptance of the Company’s products and services; the ability of the Company to develop new and timely products; the ability of the Company to maintain and expand its business relationship with its distributors and strategic partners (see: STRATEGIC RELATIONSHIPS above); the effect of regulatory approvals and developments, economic conditions, the impact of competition; and, other factors affecting the Company’s business that are beyond the Company’s control.  The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management.  All statements, trends, analyses, and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “seek”, “intend”, and other similar expressions, constitute forward looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict.  Accordingly, actual results may differ materially from those anticipated or expressed in such statements.  Potential risks and uncertainties include, among others, those set forth herein under “Additional Factors That May Affect Future Results”, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources”.  Particular attention should be paid to the cautionary statements involving the Company’s limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and the risks associated with capacity constraints, systems development, management of growth and business expansion.  Except as required by law, whether as a result of new information, future events or otherwise, readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”).

LIQUIDITY AND CAPITAL RESOURCES

	FISCAL
(In dollars, except for ratios)	2003	2002

TOTAL CURRENT ASSETS	$1,789,943	$2,154,323
TOTAL CURRENT LIABILITIES	1,013,773	724,426
WORKING CAPITAL	776,170	1,429,897

WORKING CAPITAL RATIO TO 1	1.8	3.0

The Company funds its working capital requirements primarily from its revenues from operations.  In addition, during the six months ended June 30, 2003, the Company issued an aggregate of $860,000 of promissory notes and a $50,000 unsecured debenture in consideration for amounts loaned to the Company by certain members of management and other individuals.  To date, a total of $690,000 in principal amount of these promissory notes has been converted into shares of common stock of the Company. The Company does not currently have, nor does it currently plan on entering into, any financing arrangements with any financial institutions and intends to continue to fund its working capital requirements from its revenues from operations.  However, if necessary or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into financing arrangements with financial intuitions should it become practical or advantageous to do so.  The Company has no other outstanding debt other than customary trade payables.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

FINANCIAL CONDITION

Working capital decreased by $653,727 from June 30, 2002 to June 30, 2003.  Cash and equivalents as of June 30, 2003 decreased by $355,976 over the same period.  The decrease in cash, cash equivalents and working capital was due primarily to losses from operations increased non-recurring legal fees in connection with the 13-D filing of December 17, 2002, inventory and bad debt charges against earnings in the quarter ended March 31, 2003 and the garnishment of $116,197 related to the March 2003 legal proceeding in anticipated payment of the DeMatteo promissory note, fees and interest.

Inventory decreased to $474,770 in fiscal year 2003 compared to $543,083 in fiscal year 2002.  This was due in part to a write off of obsolete inventory.

Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months.  This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $ 198,471 as of June 30, 2003.

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales increased 37.7% or $742,666 from $1,968,597 in fiscal year 2002 to $2,711,263 in fiscal 2003.  The increase in net sales reflects growing customer interest in the Company’s products. The increase in net sales is a result of the Company’s ongoing plan to increase distribution of it’s product lines internationally, the addition of new workstation models and consumable products and the preliminary effects of the sales force re-organization in the domestic market. During fiscal year ended June 30, 2003, the Company changed distributors in Turkey which resulted in an increase in sales of $74,741.  Additionally a new workstation was introduced into the Chinese market.  The Chinese market increased sales by $347,475 of which $138,327 was the result of the introduction of the new workstation.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company’s gross profit increased by 33.8% or $411,304 from $1,216,162 in fiscal year 2002 to $1,627,466 for fiscal year 2003.  This increase in gross profit results from the increase in net sales.  This increase was offset by a decrease in the Company’s gross profit margins to 60% for fiscal year 2003, from 61.8% for fiscal year 2002. Gross profit margins decreased nominally due to an increase in the cost of materials used by the Company.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company’s SG&A expenses increased 18.3% or $436,798 from $2,382,771 for fiscal year 2002 to $2,819,569 for fiscal year 2003.  The increase in SG&A was due primarily to non-recurring legal fees in connection with the 13-D filing on December 17, 2002, non-recurring accounting expenses related to the change in management and bad debt expense for a foreign distributor.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased to $437,324 for fiscal year 2003 compared to $489,430 for fiscal year 2002.  This decrease was due primarily to the need to control expenses and to focus the Company’s efforts to projects that are more likely to succeed in the marketplace.  The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes. The Company is focusing its research and development on several projects.  A more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology markets as well as new proprietary consumable products to be used in conjunction with the workstations.  New applications for our technology are also being pursued in the industrial market.

NET LOSS

The Company’s net loss decreased $ 21,059 from $1,641,378 in fiscal year 2002 to $1,620,319 in fiscal year 2003.  This decrease was due primarily to operating efficiencies instituted by new management and the effect of higher margin sales in the fourth quarter ended June 30, 2003.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials or labor to the Company could affect the prices charged by the Company to its clients.

ITEM 7 - FINANCIAL STATEMENTS

See Page 18

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption “Election of Directors and Officers” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) Exhibits

Number	Description of Document
10.1	Witzel Demand Promissory Note (1)
10.2	Silverman Demand Promissory Note ($200,000) (1)
10.3	Silverman Demand Promissory Note ($140,000) (1)
10.4	Robbins Demand Promissory Note (1)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1) Incorporated by reference from the Registrant’s quarterly report on Form 10Q-SB, for the quarter ended March 31, 2003

(b) Reports Filed on Form 8-K

During the quarter ended June 30, 2003, the Registrant filed a Current Report on Form 8-K, dated September 8, 2003, reporting Item No. 12 therein.

ITEM 14 - CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation within 90 days of the end of the period, that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 8, 2003	DiaSys Corporation

By: Marshall Witzel
Marshal Witzel, Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 8, 2003	DiaSys Corporation

By: Jeffrey Aaronson
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marshall Witzel
Marshall Witzel, Chief Executive Officer	Date: October 8, 2003

/s/ Jeffrey Aaronson
Jeffrey Aaronson
Chief Financial Officer	Date: October 8, 2003

/s/ Morris Silverman
Morris Silverman
Chairman of the Board	Date: October 8, 2003

/s/ Robert Wigoda
Robert Wigoda
Secretary and Director	Date: October 8, 2003

/s/ Sherwin Gilbert
Sherwin Gilbert
Director	Date: October 8, 2003

/s/ Kenneth Grossman
Kenneth Grossman
Director	Date: October 8, 2003

/s/ Gregory Witchel
Gregory Witchel
Director	Date: October 8, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors

DiaSys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of DiaSys Corporation and subsidiary as of June 30, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and other comprehensive income (loss)and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation and subsidiary at June 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP

Hartford, CT

October 3, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors

DiaSys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of DiaSys Corporation and subsidiary as of June 30, 2002 (not presented herein) and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for  the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DiaSys Corporation and subsidiary at June 30, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WISS AND COMPANY, LLP

Livingston, NJ

September 5, 2002

DIASYS CORPORATION and SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

ASSETS

CURRENT ASSETS:
Cash and equivalents	$72,019
Restricted cash	116,197
Accounts receivable, less allowance for doubtful accounts of $360,000	900,959
Finance receivables, net	90,573
Inventories	474,770
Prepaid expenses and other current assets	135,423
Total Current Assets	1,789,941

EQUIPMENT, FURNITURE AND FIXTURES, LESS ACCUMULATED DEPRECIATION of $412,881	221,608

OTHER ASSETS:
Computer software, less accumulated amortization of $23,986	16,325
Patents, less accumulated amortization of $744,509	2,216,312
Other assets-non-current	46,135
Long-term finance receivables, net	78,107
Total Other Assets	2,356,879
TOTAL ASSETS	$4,368,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$555,815
Accrued expenses	126,827
Due to bank	11,131
Loans payable from shareholders	320,000
Total Current Liabilities	1,013,773

COMMITMENTS AND CONTINGENCIES (NOTES 11 AND 14)

STOCKHOLDERS’ EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares	12,418
12,418,393 issued and outstanding
Additional paid-in-capital	16,403,927
Accumulated deficit	(13,104,009)
Accumulated other comprehensive income	42,319
Total Stockholders’ Equity	3,354,655

Total Liabilities and Stockholders’ Equity	$4,368,428

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2003	2002

NET SALES	$2,711,263	$1,968,597

COST OF GOODS SOLD	1,083,797	752,435

GROSS PROFIT	1,627,466	1,216,162

OPERATING EXPENSES
Selling	1,195,896	1,043,084
General & administrative	1,623,673	1,339,687
Research & development	437,324	489,430
	3,256,893	2,872,201

LOSS FROM OPERATIONS	(1,629,427)	(1,656,039)

OTHER INCOME:
Interest income	16,589	22,634
Interest expense	(5,537)	(4,828)
Gain on sale of property and equipment	—	2,482

NET LOSS BEFORE INCOME TAXES	(1,618,375)	(1,635,751)

INCOME TAXES	1,944	5,627

NET LOSS	$(1,620,319)	$1,641,378)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,904,694	7,693,888

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.21)

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

						Other
	Common Stock		Preferred Stock		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Paid in Capital	Income(loss)	Deficit	Equity

BALANCE JULY 1, 2001	6,874,597	$6,875	1,890	$2	$15,249,592	$(16,026)	$(9,842,312)	$5,398,131

Conversion of 120 shares of preferred stock to 290,312 shares of common stock	290,312	290	(120)	—	(290)	—	—	—
Conversion of 52 shares of preferred stock to 200,000 shares of common stock	200,000	200	(52)	—	(200)	—	—	—
Adjustment of preferred shares	—	—	126	—	—	—	—	—
Conversion of 1,844 shares of preferred stock to 2,528,812 shares of common stock	2,528,812	2,529	(1,844)	(2)	(2,527)	—	—	—
Private placement	781,250	781	—	—	459,218	—	—	459,999
Options issued to consultants	—	—	—	—	2,513	—	—	2,513
Net loss	—	—	—	—	—	—	(1,641,378)	(1,641,378)
Foreign currency translation adjustment	—	—	—	—	—	37,834	—	37,834

BALANCE JULY 1, 2002	10,674,971	$10,675	—	—	$15,708,306	$21,808	$(11,483,690)	$4,257,099

Issuance of common stock for note payable	863,874	864	—	—	344,686	—	—	345,550
Issuance of common stock for note payable	254,548	254	—	—	101,560	—	—	101,814
Issuance of common stock for note payable	250,000	250	—	—	99,750	—	—	100,000
Issuance of common stock for note payable	125,000	125	—	—	49,875	—	—	50,000
Issuance of common stock for note payable	125,000	125	—	—	49,875	—	—	50,000
Issuance of common stock for note payable	125,000	125	—	—	49,875	—	—	50,000
Net loss	—	—	—	—	—	—	(1,620,319)	(1,620,319)
Foreign currency translation adjustment	—	—	—	—	—	20,511	—	20,511

BALANCE JUNE 30, 2003	12,418,393	$12,418	—	$—	$16,403,927	$42,319	$(13,104,009)	$3,354,655

Comprehensive loss, i.e., net loss plus other comprehensive income (loss) totals

$  (1,599,808) in 2003 and $ (1,603,544) in 2002.

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,620,319)	$(1,641,378)
Adjustments to reconcile net loss to net cash flows used in operating activities:

Amortization of patents and software	192,807	167,478
Depreciation of equipment, furniture and fixtures	65,751	82,292
Bad debt expense	274,385	18,890
Issuance of options to non-employees	—	2,512
Gain on sale of property and equipment	—	(2,482)
Changes in assets and liabilities:
Accounts receivable	(415,859)	(71,374)
Inventories	68,313	(31,246)
Prepaid expenses and other current assets	(27,920)	11,490
Other assets	37,438	(15,384)
Accounts payable and accrued expenses	(30,651)	413,599

Net cash flows used in operating activities	(1,456,056)	(1,065,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(24,443)	(67,481)
Decrease (Increase) in finance receivables	137,494	(35,774)
Costs of computer software	(22,163)	(5,926)
Costs of patents	(28,683)	(33,172)
Proceeds from sale of fixed assets	—	55,607
Increase in restricted cash	(116,197)	—
Net cash flows used in investing activities	(53,992)	(86,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	460,000
Increase in loans from shareholders	1,017,364	—

Net cash flows provided by financing activities	1,017,364	460,000

Effect of foreign currency translation on cash	20,511	37,834

NET CHANGE IN CASH AND CASH EQUIVALENTS	(472,173)	(654,515)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	544,192	1,198,707

CASH AND EQUIVALENTS, END OF YEAR	$72,019	$544,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,466	$12,929
Income taxes paid	$1,963	$5,627

SUPPLEMENTAL NON CASH FLOW INFORMATION:
Preferred shares converted to common stock	$—	$3,019
Notes payable converted to common stock	$697,364	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS:

Nature of the Business:  DiaSys Corporation (“the Company”), designs, develops, manufactures, and distributes proprietary workstation and consumable products for medical and clinical laboratory applications.  The Company currently conducts business within one business segment.  The Company distributes its products primarily through sales managers employed by the Company and through distributors in North America, Europe, Middle East, Africa, China and Pacific Asia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: The Company records revenue when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise.  These revenues are recorded net of sales returns and allowances.  The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when the products are returned.  The Company’s customer return policy allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to vendors for credit.

Foreign Currency Translation:  Assets and liabilities of the Company’s wholly owned foreign subsidiary are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year.  Translation adjustments are included as other comprehensive income (loss).  Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

Income Taxes:  Deferred income taxes are provided based on the difference between the financial statement and income tax benefit of assets and liabilities, principally bad debt expense and net operating loss carry-forwards, at currently enacted tax rates.

Financing Transactions:  Certain of the Company’s lease and “use” based receivables are recorded utilizing the sales-type method.  When a finance transaction is consummated, the Company records the minimum lease payments receivable and the unearned income arising from the lease.  The unearned income is recognized over the term of the lease using the interest method.

Financial Instruments:  Financial instruments include cash and equivalents, accounts receivable, finance receivables, accounts payable and accrued expenses.  The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents:  The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash:  Restricted cash includes cash and cash equivalents that have been restricted by legal order (see Note 14).

Inventories:  Inventories are stated at the lower of cost (first in, first out method) or market and consist of products manufactured by the Company, in addition to products manufactured by subcontractors to Company specifications.

Property and Equipment:  Property and Equipment are recorded at cost and are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 10 years (see Note 6).

Computer Software: Computer software is recorded at cost and is amortized over a 3-year lives.

Patent Costs: The costs of obtaining patents are amortized over their respective useful life.

Warranty Costs:  The Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date.  As warranty costs remain and are expected to remain insignificant, no accrual for warranty costs is appropriate.

Loss Per Share: Basic loss per share is based upon the weighted average of all common shares outstanding.  The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect loss per share.  If the assumed exercise of certain stock options had been dilutive, the incremental average shares outstanding would have been 905,250 and 642,500 for 2003 and 2002, respectively.

Stock Options: The Company accounts for stock option grants using the intrinsic value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25.  Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2003 and 2002.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FAS 123”. FAS No. 148 provides additional transition guidance for those entities that elect to voluntary adopt the accounting provisions of FAS No. 123, “Accounting for Stock-Based Compensation”.  FAS No. 148 also mandates certain new disclosures that are incremental to those required by FAS No. 123.  The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002.  The Company adopted the disclosure provisions of FAS No. 148 during the third quarter of fiscal 2003.

SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be disclosed in the notes to financial statements.  The Company has computed the pro forma disclosure required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The assumptions used are as follows:

	2003	2002
Risk free interest rate	3.42%	4.68%
Expected dividend yield	0.0%	0.0%
Expected lives	8 years	8 years
Expected volatility	88.21%	139.72%

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company’s net loss and pro-forma net loss per common share would have increased to the pro-forma amounts indicated below:

	2003	2002

Net loss, as reported	$(1,620,319)	$(1,641,378)
Add: Stock based employee compensation expense included in reported net loss	—	2,513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards.	(893,671)	(702,091)
Pro forma net loss	$(2,513,990)	$(2,340,956)

Net loss per share:
Basic and diluted - as reported	$(0.15)	$(0.21)

Basic and diluted - pro forma	$(0.23)	$(0.30)

Other disclosures required by SFAS No. 123 have been included in Note 10.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2003 and 2002 amounted to approximately $40,087 and $82,190, respectively.

New Accounting Pronouncements: In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded on other contracts, and for hedging activities under Statement 133.  This statement is effective for contracts entered into or modified after June 30, 2003.  Management is currently evaluating the provisions of this statement, and does not believe that it will have significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management has evaluated the provisions of this statement, and does not believe that it has an impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51.”  FIN No. 46 clarifies rules for consolidation of special purpose entities.

FIN No’s. 45 and 46 became effective for the Company during fiscal year 2003.  These statements did not have a material impact on its consolidated financial statements.

Estimates and Uncertainties: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results, as determined at a later date, could differ from those estimates.

NOTE 3 - FINANCE RECEIVABLES:

Net investment in sales-type leases are summarized as follows as of June 30, 2003:

Minimum lease payments receivable	$187,860
Unearned income	(19,180)
Net investment in sales-type leases	168,680
Less: current portion	(90,573)

Long-term Finance receivable	$78,107

Minimum lease payments to be received under the above lease agreements as of June 30, 2003, are as follows:

Year Ended June 30:
2004	$105,941
2005	73,503
2006	7,242
2007	1,174
$187,860

NOTE 4 - INVENTORIES:

Inventories at June 30, 2003 consist of the following:

Raw material	$363,276
Finished goods	111,494
$474,770

NOTE 5 - CONCENTRATION OF CREDIT RISK:

Net finance receivables due within one year total $90,573 excluding interest, with net long-term finance receivables due in more than one year total $78,107, excluding interest.  The Company performs credit evaluations and acquires a security interest in each finance receivable and trade receivable pursuant to the Uniform Commercial Code (see Note 12).

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and Equipment at June 30, 2003 are summarized as follows:

		Estimated Useful Life
Machinery and equipment	$483,544	10 years
Furniture and fixtures	107,776	3 to 5 years
Leasehold improvements of lease	43,169	lesser of useful life or life
	634,489
Less accumulated depreciation	412,881
	$221,608

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses are summarized as follows:

Accounts payable	$555,815
Accrued payroll	35,748
Accrued inventory purchases	45,490
Other accrued expenses	45,589
Total	$682,642

NOTE 8 - INCOME TAXES:

For income tax reporting purposes, the Company has a December 31 year-end.  The Company has a net operating loss carry-forward of approximately $12,000,000 at June 30, 2003 (including net losses for the six months ended June 30, 2003), which can be used to offset future federal taxable income through 2024.

The Company follows SFAS No. 109, “Accounting for Income Taxes”.  This statement requires that deferred income tax assets and liabilities reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The significant components of the Company’s deferred tax assets at June 30, are summarized below:

	2003	2002

Allowance for doubtful accounts	$81,600	$48,000
Net operating loss tax carry forwards	4,826,400	4,284,000
	4,908,000	4,332,000
Valuation allowance	(4,908,000)	(4,332,000)
	$—	$—

The Company also has federal and state research and development credit carry-forwards of approximately $47,000 which begin to expire in fiscal 2015.  The Tax Reform Act of 1986 contains certain provisions that limit the Company’s ability to utilize net operating loss and tax credit carry-forwards in any given year resulting from cumulative changes in ownership interests in excess of 50% over a three-year period.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has determined, based on the Company’s recent net loss, that a full valuation allowance is appropriate at June 30, 2003.

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

(ii)                                  (ii) the dividend rate on the shares of such series and the preferences, if any, and the special and relative rights of such shares of such series as to dividends; (iii) whether or not the shares of such series shall be redeemable and, if redeemable, the price, terms and manner of redemption; (iv) the preferences, if any, and the special and relative rights of the shares of such series upon liquidation of the Company; (v) whether or not shares of such series shall be subject to the operation of a sinking fund and, if so, the terms and provisions of such fund; (vi) whether or not such series shall be convertible into shares of any other class or other series of the same class of stock of the Company and, if so, the conversion price or ratio and other conversion rights;

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

Of the 100,000 shares of authorized but undesignated Preferred Stock, 4,000 shares are Series A Convertible Preferred Stock, with a par value of $.001 per share.  On February 7, 2000, the Company entered into an Agreement pursuant to which it agreed to sell up to 4,000 Series “A” Convertible Preferred Shares (the “Preferred”) and accompanying 5 year warrants (the “Warrants”) to purchase common shares, to two unaffiliated accredited investors, B.H. Capital Investments, L.P. and Excalibur Limited Partnership, both of Toronto, Ontario, Canada.  The terms of the Preferred were provided for in Certificate of Designations filed with the Secretary of the State of Delaware. Under the Agreement, the investors purchased all tranches as of November 17, 2000.

On April 4, 2002, a group of investors, led by the Company’s officers and directors, entered into a stock purchase agreement with BH Capital and Excalibur Partners to retire all of the Convertible Preferred and underlying common shares.  Under the stock purchase agreement, BH and Excalibur agreed to exercise, in several conversions, all of the Preferred at a stipulated price of $0.82 per share, yielding 2,528,812 commons shares.  The purchasers agreed to buy 2,228,812 common shares from BH and Excalibur for total consideration of $1.5 million, or $0.673 per share, so long as BH and Excalibur would also forfeit any warrants they held in the Company’s common stock and any rights to acquire warrants in the future by virtue of this transaction.  On April 26, 2002, all transactions under the stock purchase agreement were completed and the Preferred was removed from the Company’s outstanding equity.

NOTE 10 - INCENTIVE STOCK OPTION PLANS:

The Company maintains three stock option plans, its 1993 Incentive Stock Option Plan (the “1993 ISO Plan”), its 2000 Incentive Stock Option Plan (the “2000 ISO Plan” and together with the 1993 ISO Plan, the “ISO Plans”) and its 2000 Non-qualified Incentive Stock Option Plan (the “2000 NQSO Plan” and, together with the ISO Plans, the “Plans” and individually, a “Plan”). The ISO Plans are maintained under Section 422 of the Internal Revenue Code.  The Company has reserved 1,000,000 shares of its common stock for the purpose of granting options (the “Options”) under each of the 1993 ISO Plan and the 2000 NQSO Plan.  The Company has reserved 500,000 shares of its common stock for the purpose of granting Options under the 2000 ISO Plan.  Under each Plan, Options are granted to the Company’s officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis. No Options may be granted under the 1993 ISO Plan after November 14, 2003, and no Options may be granted under the 2000 ISO Plan after January 18, 2011.  Under each Plan, no Options may be exercised until the twenty-fourth month following the date the Option was granted.  At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option.  Options may not be exercisable more than ten years after the date of grant (five years if held by a person holding more than 10% of total voting rights of the Company’s outstanding capital stock at the date of grant).

Unless otherwise provided, no Options granted under the Plans are transferable by the Optionee other than by will or by the law of descent and distribution.  Options granted under the Plans terminate within a specified period of time following termination of an Optionee’s employment.

Under each Plan, the exercise price of the Options shall be equal to or greater than the fair market price of the Company’s common stock on the date the Option is granted.  With respect to an Option granted to a person who possesses more than 10% of the voting rights of the Company’s outstanding capital stock on the date of grant, the exercise price of the Option must be at least equal to 110% of the fair market value of the shares subject to the Option on the date of the grant.

The aggregate fair market value of the common stock (determined at the date of the Option grant) for which stock options granted under the ISO Plans that may become first exercisable in a calendar year may not exceed $100,000.

Options under the ISO Plans are summarized as follows:

	Year Ended June 30, 2003		Year Ended June 30, 2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at beginning of year	1,412,000	$3.24	1,158,000	$4.14
Options granted	18,000.70		420,000	1.01
Options expired/withdrawn	(517,000)	3.62	(166,500)	3.84
Options outstanding at end of year	913,000	$3.01	1,412,000	$3.24
Options exercisable:
Number of shares	815,250	$3.18	642,500	$4.20
Weighted average fair value of options granted during the year		$.57		$.47

The Company accounts for options granted to consultants using the Black-Scholes method prescribed by SFAS No. 123 and in accordance with Emerging Issues Task Force Consensus No. 96 - 18. On April 1, 2002, the Board of Directors approved the issuance of 40,000 options under the Company’s non-qualified stock option plan to two employees of a public relations firm that performs relations work for the Company.  These options were issued in appreciation for the work that was performed.  The Company recorded consulting expense of $2,513 in 2002 related to these options.

No Options were granted under the NQSO Plan during the fiscal year ended June 30, 2003.  As of such date, there were 90,000 Options issued under the NQSO Plan having a weighted average exercise price of $1.22.

The following table summarizes option data as of June 30, 2003 with respect to all outstanding Options:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.46 - $2.50	464,000	4.01	$1.11	371,250	$1.12
$2.51 - $5.00	434,000	1.75	$3.64	434,000	$3.64
$5.01 - $7.50	60,000	1.08	$6.25	60,000	$6.25
$7.51 - $10.00	45,000	6.59	$8.94	40,000	$9.02
Total	1,003,000			905,250

On July 10, 2003, the Board of Directors approved the issuance of 185,000 options under the Company’s 2000 ISO Plan and 530,000 options under the Company’s 2000 NQSO Plan to certain officers and directors of the Company.  The exercise price for all of the options issued was $0.77 per share.

NOTE 11 - COMMITMENTS:

Leases:  The following is the future minimum rental payment required for all non-cancelable operating leases:

Year Ended June 30:
2004	146,803
2005	148,718
2006	101,773
2007	36,050
2008	36,050
2009 and thereafter	138,192
$607,586

The rent expense for the year ended June 30, 2003 was $147,439, rent expense for the year ended June 30, 2002 was $117,303.

Officer’s And Employee Compensation:  One of the Company’s officers had an employment agreement for a one year term that expired on December 31, 2002.  For the years ended June 30, 2003, and 2002, the officer earned annual base compensation of $ 130,657 and $250,000 respectively.

NOTE 12 - MAJOR CUSTOMERS:

Sales to one foreign customer in China as a percentage of net sales totaled 25% and 15% in 2003 and 2002, respectively.  The total accounts receivable for this customer accounted for 29% and 11% of the total accounts receivable as of June 30, 2003 and 2002 respectively.

NOTE 13 - VENDOR CONCENTRATION:

Purchases from three unaffiliated suppliers comprised approximately 15% of the Company’s net purchases in 2002.

Note 14 - LITIGATION

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection.  The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time.  Although the Company has questioned the circumstances of such loan, the Company has nevertheless elected not to defend such legal proceedings and it is expected that judgment has entered or will enter against the Company in the amount of approximately $123,000.  A garnishment of $116,197 related to the March 2003 legal proceeding has been imposed restricting cash in banks in anticipated payment of the DeMatteo promissory note, fees and interest.

Also in March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo’s Executive Employment Agreement with the Company.  The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement.  Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter.  No arbitrator has been appointed and no hearings have been held with respect to such arbitration proceeding.  In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding.  The Company believes that it has substantial defenses to such proceedings and intends to defend vigorously.

On March 27, 2003, the Company filed a complaint for declaratory judgment and other relief against Mr. DeMatteo in the Circuit Court of Cook County, Illinois, DiaSys Corporation v. Todd M. DeMatteo, No. 03 CH 05737 alleging that Mr. DeMatteo converted proprietary information of the Company and breached his fiduciary duties. The suit seeks to recover actual, compensatory and punitive damages suffered as a result of Mr. DeMatteo’s wrongful conduct.