Form 10KSB/A
period 2003-06-30
DIASYS CORP
filed 2003-10-29
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Change in Composition of Board of Directors

On December 18, 2002, Mr. Morris Silverman, the current Chairman of the Company’s Board of Directors, together with thirty-six (36) other shareholders collectively owning approximately 41% of the Company’s outstanding Common Stock (the “Group”), filed a Schedule 13D with the Securities and Exchange Commission announcing the Group’s intention to effect a proxy contest to effect a change in the composition of the Company’s Board of Directors.  On January 21, 2003, the Company announced that it reached an agreement with the Group. The Company’s special committee of independent directors recommended the agreement be accepted by the Board of Directors after determining that the agreement presented the best alternative of preserving and maximizing shareholder value of the Company.  Under the terms of the Agreement, each member of the Company’s then-existing Board of Directors, except Mr. Todd DeMatteo, the Company’s former President and Chief Executive Officer, and Mr. Silverman, resigned and the Group’s director nominees, Sherwin Gilbert, Kenneth Grossman, Robert Wigoda, Gregory Witchel and Marshall Witzel, were appointed to fill the vacancies effective January 22, 2003. Mr. Morris Silverman was appointed to serve as the Chairman of the Board.  Additionally, Mr. DeMatteo resigned from his position as Chief Executive Officer of the Company, and Mr. Marshall Witzel was appointed as his successor.  On January 28, 2003, Mr. DeMatteo resigned from his position as a member of the Company’s Board of Directors and from his position as President of the Company.  Subsequently, Mr. Witzel was appointed to serve as President and Chief Executive Officer of the Company. On April 1, 2003, Mr. Witchel was appointed to serve as President of the Company, while Mr. Witzel continued to serve as its Chief Executive Officer.  On February 6, 2003, the Company’s Chief Financial Officer, Diane Sentner, tendered her resignation to the Company effective February 7, 2003.  Ms. Sentner agreed to work as a consultant to the Company for a transition period through at least March 31, 2003.

Directors and Executive Officers

The Company’s Board of Directors currently consists of seven authorized members.  Four members of the Board of Directors are “independent” as defined by the American Stock Exchange listing standards.  The independent directors are Messrs. Wigoda, Gilbert, Grossman and Bloom.  On September 9, 2003, the Company appointed Mr. Jeffrey Aaronson to serve as the Company’s Chief Financial Officer.  Currently, Mr. Witzel serves as the Company’s Chief Executive Officer; Mr. Witchel as the Company’s President; and Mr. Aaronson as the Company’s Chief Financial Officer.  Set forth below is biographical and other information about the persons who currently make up the Company’s Board of Directors and executive officers.

Marshall Witzel, 76, joined the Company in January 2003 as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors. On April 1, 2003, Mr. Witzel resigned his position as President of the Company but continued to serve as the Company’s Chief Executive Officer and member of the Board of Directors.  Mr. Witzel has extensive experience in the health care field. He is a degreed bacteriologist with a strong working knowledge of the increasing demands faced by medical professionals in day-to-day patient care. From 1989-1996, Mr. Witzel served as President and Senior Consultant of Hollister Corporation, a company which purchased Heelbo, Inc., a health care corporation founded by Mr. Witzel. From 1973-1989, Mr. Witzel served as President and CEO of Heelbo, Inc., a health care product development company founded by Mr. Witzel which increased its product line from one product to thirty products by the time the company was acquired by Hollister Corporation. Mr. Witzel received his B.S. degree from the University of Illinois in 1949, and his M.B.A. from the University of Chicago in 1967.

Gregory Witchel, 43, joined the Company’s Board of Directors in January 2003. On April 1, 2003, the Company’s Board of Directors appointed him President of the Company.  Since 1985, Mr. Witchel has served as a principal of Scharff, Witchel & Co., Inc., a firm specializing in the direct private placement of equity securities from public issuers to international and domestic institutional investors. Its institutional investors include banks, life insurance companies, investment advisors and mutual funds. Mr. Witchel received his B.S. degree from Ithaca College in 1982, and his M.B.A. from Baruch College C.U.N.Y. in 1988.

Robert Wigoda, 48, joined the Company in January 2003 as the Company’s Secretary and as a member of the Company’s Board of Directors. Mr. Wigoda is an attorney licensed to practice law in the State of Illinois. He was admitted to the Illinois bar in November 1979. Since 1989, Mr. Wigoda has been a partner of Wigoda & Wigoda, a law firm in Chicago, Illinois, where he practices general corporate and commercial real estate law.  He received his B.S. degree from the University of Illinois, and his J.D. degree at John Marshall Law School.

Morris Silverman, 71, has served on the Company’s Board of Directors since November 2002 and currently serves as Chairman of the Board. Mr. Silverman is the majority owner and Chairman of the Board of M.S. Management Corporation, a private finance company with over 250 branches nationwide. Mr. Silverman has several years of experience in strategic planning and operations within and outside the medical community. He served as the Chairman of Medical Financial Services, Inc., an accounting and receivable financing company for the medical profession from 1975 to 1985. Prior thereto, Mr. Silverman served as Vice President of Operations for Petrie Stories, a New York Stock Exchange-listed company. Mr. Silverman received a B.S. degree in business administration and accounting from the University of Illinois in 1954.

Sherwin Gilbert, 60, joined the Company’s Board of Directors in January 2003. Mr. Gilbert serves as Vice President-Taxation of Indeck Energy Services, Inc., a developer and operator of regeneration power plants. From 1977 to 2002, Mr. Gilbert served as a tax partner of BDO Seidman, LLP, an international public accounting firm. Mr. Gilbert received his B.S. degree in accounting from University of Illinois and his J.D. degree from DePaul University.

Kenneth Grossman, 57, joined the Company’s Board of Directors in January 2003. Mr. Grossman currently serves as a portfolio manager, analyst and director for the Cedar Street Funds. Prior to his involvement with Cedar Street Funds, Mr. Grossman co-founded the investment advisory firm of Hahn Holland & Grossman (subsequently HGT Advisors) in 1983, where he developed an expertise in the management of municipal pension plans. Mesirow Financial purchased HGT Advisors in 1996 and retained Mr. Grossman as a Senior Managing Director. Mr. Grossman co-managed Mesirow Financial’s small-cap equity portfolio and fixed income portfolio, as well as being involved with marketing efforts and client-servicing on behalf of Mesirow Financial. In addition, Mr. Grossman has lectured at Roosevelt University and was an advisor to the Pension Fund Committee for the State of Illinois Governor’s Commission.  Mr. Grossman received his B.S. degree in finance, cum laude, in 1968 from the University of Miami, and his M.B.A. degree in finance and economics from the University of Chicago in 1970.

Howard Bloom, 48, was appointed to the Company’s Board of Directors on August 8, 2003. Mr. Bloom, J.D., C.P.A., is currently a partner at Kipnis, Rosen and Bloom and is a former board member of CBC Bancorp and Capital Bank & Trust with oversight of a $50 million portfolio.

Jeffrey Aaronson, 47, joined the Company in June 2003 and was appointed Chief Financial Officer by the Board on August 8, 2003.  Mr. Aaronson was most recently the Vice President of Finance and Operations for Ergo Systems Inc, a manufacturer of ergonomic computer accessories.  In addition to his finance responsibilities, Mr. Aaronson oversaw all manufacturing and customer support operations.  Prior to his nineteen years of experience in the private sector, Mr. Aaronson spent six years as a senior auditor for public accounting firms in New York City.  Mr. Aaronson received his B.B.A. degree in accounting from Adelphi University in 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of, and transactions in, the Company’s stock by its executive officers and directors are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based on the Company’s records and other information, the Company believes that all filings required under Section 16(a) were timely filed, except for the following transactions:  (i) On June 30, 2003, Mr. Gregory Witchel received a total of 375,000 shares of common stock upon the conversion of certain promissory notes.  Mr. Witchel failed to timely file a Form 4 for such transaction and instead disclosed the conversion on a Form 5 for the fiscal year ended June 30, 2003, which was filed on July 9, 2003; (ii) On May 1, 2003 and June 30, 2003, Mr. Marshal Witzel received an aggregate of 379,548 shares of common stock upon the conversion of certain promissory notes.  Mr. Witzel failed to timely file a Form 4 for such transactions and instead disclosed the conversions on a Form 5 for the fiscal year ended June 30, 2003, which was filed on July 9, 2003; and (iii) On May 1, 2003 and June 30, 2003, Mr. Morris Silverman received an aggregate of 988,874 shares of common stock upon the conversion of certain promissory notes.  Mr. Silverman failed to timely file a Form 4 for such transactions and instead disclosed the conversions on a Form 5 for the fiscal year ended June 30, 2003, which was filed on July 9, 2003.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth compensation information for any person serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2003, and any other executive officer who received compensation in excess of $100,000 during the fiscal year ended June 30, 2003.  During the fiscal year ended June 30, 2003, Messrs. Todd DeMatteo and Marshall Witzel served as the Company’s Chief Executive Officer and no other executive officer received compensation in excess of $100,000.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
Name and Position	Year	Salary		Bonus		Other Compensat ion ($)		Option Awards (#)		LTIP Payou t ($)	All Other Compensati on ($)

Todd M. DeMatteo President, CEO	2003	$167,287		$0.00		$0.00		—		$0.00	$0.00
	2002	250,000		$0.00		$0.00		75,000	(3)	0.00	0.00
	2001	212,500		80,000	(1)	29,464	(1),(2)	50,000	(4)	0.00	0.00

Marshall Witzel Chief Executive Officer	2003	0.00	(5)	0.00		0.00		—		0.00	0.00

(1) Represents incentive compensation earned by Mr. DeMatteo in years 1999 and 2000 under the terms of an employee agreement in connection with the establishment of the Allegiance Healthcare Plan Agreement, expansion of business relationships between the Company and Hua Sin Science Co., Ltd. in Guangzhou, China and achievement of certain other objectives.

(2) Represents incentive compensation earned by Mr. DeMatteo in 2001 under the terms of an employment agreement effective January 1, 2001 in connection with the establishment of a strategic cooperative selling plan with Bayer Corporation.

(3) Represents 50,000 shares under the Company’s 2000 Incentive Stock Option Plan and 25,000 shares under the Company’s 2000 Non-Qualified Stock Option Plan.  Pursuant to the plans, to the extent these options were not exercised as of 60 days from January 28, 2003, the date Mr. DeMatteo resigned, these options have been forfeited and are no longer outstanding.

(4) Represents 50,000 shares under the Company’s 2000 Incentive Stock Option Plan.  Pursuant to the plan, to the extent these options were not exercised as of 60 days from January 28, 2003, the date Mr. DeMatteo resigned, these options have been forfeited and are no longer outstanding.

(5) The Company does not have a written employment agreement with Mr. Witzel.  When Mr. Witzel was appointed to serve as Chief Executive Officer, the Company had an oral agreement with Mr. Witzel whereby Mr. Witzel's annual salary would be $150,000.  Subsequently, the Company instituted measures to control expenditures.  In connection with these measures, Mr. Witzel agreed to forego his salary.  Accordingly, Mr. Witzel does not receive a salary from the Company.  Mr. Witzel is, however, eligible to receive incentive compensation at the discretion of the Company's Board of Directors.

Stock Option Grants During Fiscal Year 2003

No stock options were granted to any named executive officer during the fiscal year ended June 30, 2003.

Aggregated Option Exercises in Fiscal Year 2003 and Year-end Option Value

No named executive officer exercised any stock options during the fiscal year ended June 30, 2003.

Compensation of Directors

Currently, directors are not compensated for attending Board or Committee meetings. They are, however, reimbursed for expenses incurred for attendance.  In the future, the Board of Directors may adopt a compensation policy for its members.

Employment and Severance Agreements

The Company had an employment agreement with Mr. Todd DeMatteo, its former President/Chief Executive Officer.  The agreement was for a one-year term effective January 1, 2002.  Under the terms of the agreement, Mr. DeMatteo was required to devote substantially all of his professional time to performing the duties defined in his agreement or as such duties may from time to time be modified by the Company.

Additionally, Mr. DeMatteo could be terminated for “Cause” and “Without Cause” and was entitled to participate in any and all employee benefits programs and/or plans sponsored by the Company including, but not limited to, stock option plans, stock bonus plans, profit sharing plans and other such programs as and if adopted.  As a condition to his employment, Mr. DeMatteo was (a) required to keep in confidence and trust all proprietary information of the Company; (b) required not to use or disclose the proprietary information of the Company or anything related to it without the prior written consent of the Company; and (c) pledged and warranted that during the term of employment with the Company, he would not engage in any activity, employment, consultation, or otherwise which directly or indirectly competes with the business of the Company. Additionally, the agreement contains a provision which provides that in the event that Mr. DeMatteo is terminated due to an acquisition, merger or certain types of changes in control of the Company, he is entitled to receive severance compensation in an amount equal to two and one-half times (2½) the amount of compensation received in the twelve (12) month period immediately preceding the effective date of such change. Through the term of the agreement, Mr. DeMatteo’s base compensation was fixed at $250,000 per year.

Mr. DeMatteo alleges that the Group’s filing of the Schedule 13D on December 18, 2002 triggered his termination and constituted a “change in control” under his employment agreement entitling him to a severance payment equal $875,000.

In March 2003, Mr. DeMatteo commenced legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo’s Executive Employment Agreement with the Company.  The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement.  Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter.  An arbitrator has been appointed; however, no hearings have been held or scheduled.

In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding. On October 15, 2003, the Company received notice that the Court ordered a general attachment of assets of the Company in the amount of $575,000.  The Company is appealing such order and intends to apply to the Court for a stay of execution pending such appeal.  The Company has been advised by counsel that such order is not indicative of actual outcome of the pending arbitration.  The Company believes that it has meritorious defenses that it will vigorously pursue.

The Company does not have a written employment agreement with Mr. Witzel.  When Mr. Witzel was appointed to serve as Chief Executive Officer, the Company had an oral agreement with Mr. Witzel whereby Mr. Witzel's annual salary would be $150,000.  Subsequently, the Company instituted measures to control expenditures.  In connection with these measures, Mr. Witzel agreed to forego his salary.  Accordingly, Mr. Witzel does not receive a salary from the Company.  Mr. Witzel is, however, eligible to receive incentive compensation at the discretion of the Company's Board of Directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of the Company’s Common Stock is beneficially owned by: (i) each of the Company’s directors; (ii) each of the Company’s named executive officers; and (iii) each person (or group) known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock. This information is as of October 24, 2003.

Name	Number of Shares	Percentage of Ownership (1)
Directors and current executive officers
Marshall Witzel (2)	613,348	4.94%
Robert Wigoda (3)	—	—
Sherwin Gilbert (4)	50,000	0.40%
Kenneth Grossman (5)	61,700	0.50%
Morris Silverman (6)	2,366,130	19.05%
Gregory Witchel (7)	375,000	3.02%
Howard Bloom (8)	130,000	1.04%

Executive officers and directors as a group (7 persons)	3,241,830	25.74%

Named Executive Officers
Todd DeMatteo (9)	630,666	5.08%

Other shareholders known by the Company to hold more than 5% of the Company’s Common Stock

Committee of Concerned Shareholders (10)	4,398,976	35.42%

(1)  Based on there being 12,418,393 shares of Common Stock outstanding as of October 24, 2003.

(2)  Mr. Witzel serves as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors. His mailing address is 81 West Main Street, Waterbury, CT 06702-2115.

(3)  Mr. Wigoda serves as the Company’s Secretary and as a member of the Company’s Board of Directors. His mailing address is 444 N. Michigan Avenue, Suite 2600, Chicago, IL 60611.

(4)  Mr. Gilbert’s mailing address is 600 Buffalo Grove Road, Buffalo Grove, IL 60089.  Includes 50,000 shares that are issuable to Mr. Gilbert upon the conversion of a $20,000 convertible promissory note issued by the Company to Mr. Gilbert on May 23, 2003, at a conversion rate of $0.40 per share.

(5)  Mr. Grossman’s mailing address is 225 W. Hubbard Street, Suite 600, Chicago, IL 60610. Mr. Grossman beneficially owns the shares through the Kenneth S. Grossman IRA.

(6)  Mr. Silverman serves as Chairman of the Board of Directors.  His mailing address is c/o MS Management, 790 Estate Drive, Suite 100, Deerfield, IL 60015.  Includes 1,377,256 shares are owned by the Silverman Family Trust.  Mr. Silverman is trustee of the Silverman Family Trust.

(7)  Mr. Witchel’s mailing address is DiaSys Corp., 81 W. Main St., Waterbury, CT 06702.

(8)  Mr. Bloom’s mailing address is 5550 W. Touhy, Skokie, IL 60077.  Includes 125,000 shares that are issuable to Mr. Bloom upon the conversion of a $50,000 convertible promissory note issued by the Company to Mr. Bloom on September 2, 2003, at a conversion rate of $0.40 per share.

(9)  Mr. DeMatteo served as the Company’s Chief Executive Officer and President until January 28, 2003.  Mr. DeMatteo’s mailing address is 2 Mountain Spring Road, Farmington, CT 06032.

(10)  The Committee of Concerned Shareholders is a group of shareholders who joined together to effectuate the change in composition of the Company’s Board of Directors.  See the section entitled, “Change in Composition of the Board of Directors.”  The Group consists of 37 shareholders of the Company.  Collectively, these shareholders own 3,241,830 shares, representing approximately 25.74% of the Company’s outstanding Common Stock.  Messrs. Silverman, Witzel and Grossman are members of the Group. The Group’s mailing address is c/o MS Management, 790 Estate Drive, Suite 100, Deerfield, IL 60015.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 11, 2002, Mr. DeMatteo loaned the Company $53,500. On December 16, 2002, Mr. DeMatteo loaned the Company an additional $46,500. On December 20, 2002, Mr. DeMatteo and the Company executed a promissory note for a principal amount of $100,000 to evidence the loans. Under the terms of the promissory note, interest accrues on the unpaid principal balance at a rate of 6% (changing to a rate of 12% if the note is not timely paid), and the note matures on January 31, 2003. The note is secured by all of the assets of the Company.  In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of the $100,000 promissory note plus interest, late fees and costs of collection.  Although the Company has questioned the circumstances of such loan, the Company has nevertheless elected not to defend such legal proceedings and it is expected that judgment has entered or will enter against the Company in the amount of approximately $123,000.

In January and February 2003, Mr. Silverman, the Company’s Chairman of the Board, loaned the Company an aggregate of $340,000.  The loans were evidenced by unsecured demand promissory notes, each bearing interest at 8%.  On May 1, 2003, Mr. Silverman converted the promissory notes and all interest accrued thereon into a total of 863,874 shares of the Company’s common stock.  Additionally, in May 2003, Mr. Silverman loaned the Company $50,000.  The loan was evidenced by an unsecured convertible promissory note, bearing interest at 8% and convertible into shares of the Company’s common stock at any time at $0.40 per share.  On June 30, 2003, Mr. Silverman converted this note and into 125,000 shares of the Company’s common stock.

In February 2003, Mr. Marshall Witzel, the Company’s President and Chief Executive Officer, loaned the Company $100,000. The loan was evidenced by an unsecured demand promissory note. Interest accrued on the unpaid principal balance at a rate of 8% per annum.   On May 1, 2003, Mr. Witzel converted the promissory note and all interest accrued thereon into a total of 254,548 shares of the Company’s common stock.  Additionally, in May 2003, Mr. Witzel loaned the Company $50,000.  The loan was evidenced by an unsecured convertible promissory note, bearing interest at 8% and convertible into shares of the Company’s common stock at any time at $0.40 per share.  On June 30, 2003, Mr. Witzel converted this note and into 125,000 shares of the Company’s common stock.

In May 2003, Mr. Gregory Witchel, the Company’s President, loaned the Company an aggregate of $150,000.  The loans were evidenced by promissory notes.  On June 30, 2003, Mr. Witchel converted the notes into an aggregate of 375,000 shares of the Company’s common stock.

In May 2003, Mr. Sherwin Gilbert, a member of the Company’s Board of Directors loaned the Company $20,000.  The loan is evidenced by a convertible demand promissory note, bearing interest at 8% per year and convertible into shares of the Company’s common stock at $0.40 per share.

Subsequent to the fiscal year end, in September 2003, Mr. Howard Bloom, a member of the Company’s Board of Directors loaned the Company $50,000.  The loan is evidenced by a convertible demand promissory note, bearing interest at 8% per year and convertible into shares of the Company’s common stock at $0.40 per share.

ITEM 15 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Deloitte & Touche, LLP and Wiss & Company for the fiscal years ended June 30, 2003 and 2002, respectively:

	June 30, 2003	June 30, 2002
Audit Fees	$92,334	$96,000
Audit-Related Fees	—	—
Tax Fees	$20,081	$8,200
All Other Fees	$40,000	—
Total Fees:	$152,415	$104,200

Audit Fees. This category includes fees paid for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, including the application of proposed accounting rules and the preparation of an annual “management letter” containing observations and discussions on internal control matters.

Audit-Related Fees.  Deloitte & Touche did not perform any services in this category for the Company during the fiscal year ended June 30, 2003. Wiss & Company did not perform any services in this category for the Company during the fiscal year ended June 30, 2002.

Tax Fees.  This category consists of professional services rendered by Deloitte & Touche for tax compliance and tax advice for the fiscal year ended June 30, 2003 and by

Charles Heaven & Company for the fiscal year ended June 30, 2002.  Wiss & Company did not perform any tax services for the Company during the fiscal year ended June 30, 2002.  The services for the fees disclosed under this category include tax advisory services associated with the Company’s ongoing business and business ventures.

All Other Fees.  This category consists of forensic accounting and re-audit services rendered by Deloitte & Touche for the fiscal year ended June 30, 2003.  Wiss & Company did not perform any services in this category for the Company during the fiscal year ended June 30, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 29, 2003	DiaSys Corporation

By: Marshall Witzel
Marshal Witzel, Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 29, 2003	DiaSys Corporation

By: Jeffrey Aaronson
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Marshall Witzel
Marshall Witzel, Chief Executive Officer
and Director	Date: October 29, 2003

Jeffrey Aaronson
Jeffrey Aaronson
Chief Financial Officer	Date: October 29, 2003

Morris Silverman
Morris Silverman
Chairman of the Board	Date: October 29, 2003

Robert Wigoda
Robert Wigoda
Secretary and Director	Date: October 29, 2003

Sherwin Gilbert
Sherwin Gilbert
Director	Date: October 29, 2003

Kenneth Grossman
Kenneth Grossman
Director	Date: October 29, 2003

Gregory Witchel
Gregory Witchel, President and
Director	Date: October 29, 2003