Form 10QSB
period 2003-09-30
DIASYS CORP
filed 2003-11-14
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period N/A to N/A

Commission File number: 0-24974

DiaSys Corporation

(Exact name of small business issuer as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

06-1339248

(I.R.S. Employer ID #)

81 West Main Street, Waterbury, CT   06702

(Address of principal executive offices)

203-755-5083

(Issuer’s Telephone number including area code)

None

(Former name, address and/or fiscal year if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:   ☒  Yes   No  ☐

As of November 14, 2003, the Company had 12,418,393 common shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and equivalents	$156,188	$72,019
Restricted cash	116,197	116,197
Accounts receivable, less allowance for doubtful accounts of $360,000 and $360,000	405,571	900,959
Finance receivables, net	83,044	90,573
Inventories	561,802	474,770
Prepaid expenses and other current assets	107,514	135,423
Total Current Assets	1,430,316	1,789,941

EQUIPMENT, FURNITURE AND FIXTURES, LESS ACCUMULATED DEPRECIATION of $426,054 and $412,881	209,602	221,608

OTHER ASSETS:
Computer software, less accumulated amortization of $25,445 and $23,986	15,717	16,325
Patents, less accumulated amortization of $793,421 and $744,504	2,166,033	2,216,312
Other assets-non-current	10,151	46,135
Long-term finance receivables, net	58,142	78,107
Total Other Assets	2,250,043	2,356,879
TOTAL ASSETS	$3,889,961	$4,368,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$551,911	$555,815
Accrued expenses	186,090	126,827
Due to bank	5,291	11,131
Loans payable from shareholders	370,000	320,000
Total Current Liabilities	1,113,292	1,013,773

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.001 par value: Authorized 99,900,000 shares 12,418,393 issued and outstanding	12,418	12,418
Additional paid-in-capital	16,436,427	16,403,927
Accumulated deficit	(13,732,273)	(13,104,009)
Accumulated other comprehensive income	60,097	42,319
Total Stockholders’ Equity	2,776,669	3,354,655

Total Liabilities and Stockholders’ Equity	$3,889,961	$4,368,428

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002

NET SALES	$361,388	$672,721

COST OF GOODS SOLD	140,922	238,166

GROSS PROFIT	220,466	434,555

OPERATING EXPENSES
Selling	150,529	329,498
General & administrative	598,584	305,782
Research & development	69,033	114,212
	818,146	749,492

LOSS FROM OPERATIONS	(597,680)	(314,937)

OTHER INCOME:
Interest income	(2,790)	(3,858)
Interest expense	33,374	—

LOSS BEFORE INCOME TAXES	(628,264)	(311,079)

INCOME TAXES	—	—

NET LOSS	$(628,264)	$(311,079)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,418,393	10,674,971

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.03)

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER
COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

					Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total Equity
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value

BALANCE JULY 1, 2003	12,418,393	$12,418	—	0	$16,403,927	$42,319	$(13,104,009)	$3,354,655
Net loss	—	—	—	—	—	—	(628,264)	(628,264)
Beneficial conversion on note payable	—	—	—	—	32,500	—	—	32,500
Foreign currency translation adjustment	—	—	—	—	—	17,778	—	17,778

BALANCE SEPTEMBER 30, 2003	12,418,393	$12,418	—	—	$16,436,427	$60,097	$(13,732,273)	$2,776,669

Comprehensive loss, i.e. net loss plus other comprehensive income totals $610,486 for the three-month period ended September 30, 2003.

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(628,264)	$(311,079)
Adjustments to reconcile net loss to net cash flows used in operating activities:

Amortization of patents and software	48,261	26,294
Depreciation of equipment, furniture and fixtures	14,632	9,482
Write off of other receivable	29,833	—
Charge for beneficial conversion of note payable	32,500	—
Changes in assets and liabilities:
Accounts receivable	495,388	(161,487)
Inventories	(87,032)	(14,422)
Prepaid expenses and other current assets	(1,924)	8,921
Other assets	35,984	9,014
Accounts payable and accrued expenses	49,519	(50,341)

Net cash flows used in operating activities	(11,103)	(483,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	—	(15,286)
Decrease (Increase) in finance receivables	27,494	(41,439)
Costs of computer software	—	(646)
Costs of patents	—	(8,238)
Net cash flows provided by (used in) investing activities	27,494	(65,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	—	(4,814)
Increase in loans from shareholders	50,000	—

Net cash flows provided by (used in) financing activities	50,000	(4,814)

Effect of foreign currency translation on cash	17,778	16,321

NET CHANGE IN CASH AND CASH EQUIVALENTS	84,169	(537,720)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	72,019	544,192

CASH AND EQUIVALENTS, END OF PERIOD	$156,188	$6,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

Note 1.  Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary.  The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company’s last audited consolidated balance sheet contained in the Company’s Form 10-KSB and is provided for comparative purposes.  All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods present, have been made. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2003.

Stock Compensation: The Company uses the intrinsic value method of accounting for stock options.  Had compensation cost for the Company’s employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company’s net loss would have been adjusted to reflect the following pro forma amounts:

	For the quarter ended: September 30, 2003	September 30, 2002
Loss:
As reported	$(628,264)	$(311,079)
Effect of stock-based employee compensation expense determined under fair valuation method for all awards, net of any related tax effects	(99,142)	(145,572)
Pro forma	$(727,406)	$(456,651)
Loss per common share:
Basic and diluted loss per share:
As reported	$(.05)	$(.03)
Pro forma	$(.06)	$(.04)

Note 2.  Legal Proceedings

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection.  The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time.  Although the Company has questioned the circumstances of such loan, the Company nevertheless elected not to defend such legal proceedings and judgment has been entered against the Company in the amount of $122,087.  A garnishment of $116,197 related to the March 2003 legal proceeding has been imposed restricting cash in banks in anticipated payment of the DeMatteo promissory note, fees and interest.

Also in March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo’s Executive Employment Agreement with the Company.  The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement.  Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter.  No arbitrator has been appointed and no hearings have been held with respect to such arbitration proceeding.  In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding.  A preliminary hearing was held and on October 10, 2003 the court ordered a preliminary attachment of the Company’s assets in the amount of $575,000.  The Company has appealed such order and applied to the court for a stay of the attachment order pending the appeal.  The Company has also requested the court to require Mr. DeMatteo to post a bond for damages resulting from such claims.  The Company’s motions for such stay and bond have not yet been heard. The Company believes that it has substantial defenses to Mr. DeMatteo’s claims and intends to defend vigorously and therefore has not accrued any liability associated with this claim as of September 30, 2003.

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

Note 3. Notes Payable – Officers and Directors

On October 11, 2002, Mr. DeMatteo loaned the Company $53,500. On December 16, 2002, Mr. DeMatteo loaned the Company an additional $46,500. On December 20, 2002, Mr. DeMatteo and the Company executed a promissory note for a principal amount of $100,000 to evidence the loans. Under the terms of the promissory note, interest accrues on the unpaid principal balance at a rate of 6% (changing to a rate of 12% if the note is not timely paid), and the note matured on January 31, 2003. The note is secured by all of the assets of the Company.  In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of the $100,000 promissory note plus interest, late fees and costs of collection.  Although the Company has questioned the circumstances of such loan, the Company has nevertheless elected not to defend such legal proceedings and judgment has been entered against the Company in the amount of $122,087.  A garnishment of $116,197 related to the March 2003 legal proceeding has been imposed restricting cash in banks in anticipated payment of the DeMatteo promissory note, fees and interest.

In May 2003, Mr. Sherwin Gilbert, a member of the Company’s Board of Directors loaned the Company $20,000.  The loan is evidenced by a convertible demand promissory note, bearing interest at 8% per year and convertible into shares of the Company’s common stock at $0.40 per share.

In September 2003, Mr. Howard Bloom, a member of the Company’s Board of Directors loaned the Company $50,000.  The loan is evidenced by a convertible demand promissory note, bearing interest at 8% per year and convertible into shares of the Company’s common stock at $0.40 per share.  The note included a beneficial conversion feature which resulted in the Company recording $32,500 in interest expense during the quarter ended September 30, 2003.

Notes payable also includes $150,000 of convertible promissory notes and a $50,000 unsecured convertible debenture issued to certain individuals that are not members of management in exchange for loans made by such shareholders.  The notes accrue interest at 8%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate.  Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements.  The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company’s products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations.  In addition, during the nine months ended September 30, 2003, the Company issued an aggregate of $910,000 of promissory notes and a $50,000 unsecured debenture in consideration for amounts loaned to the Company by certain members of management and other individuals.  To date, a total of $690,000 in principal amount of these promissory notes has been converted into shares of common stock of the Company. The Company does not currently have, nor does it currently plan on entering into, any financing arrangements with any financial institutions and intends to continue to fund its working capital requirements from its revenues from operations.  However, if necessary or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into financing arrangements with financial intuitions should it become practical or advantageous to do so.  The Company has no other outstanding debt other than customary trade payables.

Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months.  This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $225,199 as of September 30, 2003.

As of September 30, 2003, the Company had cash and cash equivalents of $156,188 compared to $72,019 at June 30, 2003.  The increase in cash and cash equivalents during the three months ended September 30, 2003 was due to the timing in collection of certain Company receivables. This includes a large international receivable where net terms are typically 60-to-90 days of $269,699 from the Company’s strategic business partner in Guangzhou, China.  The increase in cash was also due to the Company issuing a $50,000 convertible note from a director during the quarter (for further explanation, see Note 3, Notes Payable - Officers and Directors).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003  as Compared to the September 30, 2002.

Net Sales:

The Company’s net sales for the three-month period ended September 30, 2003 decreased $311,333 to $361,388, or 46.28%, compared to the same period of the prior year.  The decrease in net sales was primarily due to the following factors:  (i) the Severe Acute Respiratory Syndrome (“SARS”) outbreak in Asia, curtailed business to South East Asia, where the Company’s largest distributor is located; (ii) various tenders for the Company’s products were delayed by a number of prospective European Community new-member countries in accordance with European Community law, these delays are expected to continue until at least January 1, 2004; and (iii) the Company terminated its domestic sales force on April 1, 2003, due to an unprofitable domestic sales model which re-organization extended through the quarter ended September 30, 2003.

Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended September 30, 2003 decreased 49.27% from $434,555 to $220,466.  Gross profit margins for the three-month period remained virtually unchanged at the prior year from 64.60% to 61.00% for the three-month period.  The Company’s gross profit was adversely impacted by the decrease in sales for the quarter ended September 30, 2003.  The Company has implemented several measures to increase the gross profit margins including better buying practices and more efficient production scheduling. The Company expects its gross profits and gross profit margins to increase as sales increase and the Company is able to take advantage of its purchasing and manufacturing economies.

Selling, General & Administrative (SG&A Expense):

For the three-month period ended September 30, 2003, SG&A increased $113,833 or 17.92% from $635,280 to $749,113 over the comparable prior period.  The increase in SG&A for the three-month period was due to the recording of accounting fees and legal fees associated with the Company's annual audit, litigation and other issues.  Legal and accounting expense for the period were $137,727 and $118,263, respectively. Additionally, the Company wrote off $29,833 in the three-month period ended September 30, 2003 to bad debt resulting from a customer which declared bankruptcy.

Research And Development (R&D):

R&D expenses for the three-month period ended September 30, 2003 decreased 39.66% to $69,033 compared to $114,212 for the same period last year.  The decrease in research and development is due to a temporary suspension of current research and development activities during the quarter to decrease costs and re-organize research and development priorities within the Company.

Interest Expense:

Interest expense increased $33,374 for the three-month period ended September 30, 2003 from no interest expense in the comparable prior period.  The increase was the result of the issuance of a note payable containing a beneficial conversion feature (see note 3).

Net (Loss):

For the three-month period ended September 30, 2003, net loss increased $317,185 to $628,264 or 102.63%, up from $311,079 for the same period of the prior year.  The Company expects its net loss to decrease as it implements its strategic growth plan, improves controls, and implements its re-organization of domestic sales into a profitable business model.

ITEM 3. PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection.  The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time.  Although the Company has questioned the circumstances of such loan, the Company nevertheless elected not to defend such legal proceedings and judgment has been entered against the Company in the amount of $122,087.  A garnishment of $116,197 related to the March 2003 legal proceeding has been imposed restricting cash in banks in anticipated payment of the DeMatteo promissory note, fees and interest.

Also in March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo’s Executive Employment Agreement with the Company.  The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement.  Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter.  No arbitrator has been appointed and no hearings have been held with respect to such arbitration proceeding.  In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding.  A preliminary hearing was held and on October 10, 2003 the court ordered a preliminary attachment of the Company’s assets in the amount of $575,000.  The Company has appealed such order and applied to the court for a stay of the attachment order pending the appeal.  The Company has also requested the court to require Mr. DeMatteo to post a bond for damages resulting from such claims.  The Company’s motions for such stay and bond have not yet been heard. The Company believes that it has substantial defenses to Mr. DeMatteo’s claims and intends to defend vigorously and therefore has not accrued any liability associated with this claim as of September 30, 2003.

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

ITEM 2.  CHANGES IN SECURITIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits filed with this report:

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K:

We filed a Form 8-K on September 8, 2003, announcing quarterly earnings for the quarter ended June 30, 2003 under Item 12 thereof.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION

Date: November 14, 2003	/s/ Marshall Witzel
Marshall Witzel, Chief Executive Officer

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION

Date: November 14, 2003	/s/ Jeffrey Aaronson
Jeffrey Aaronson, Chief Financial Officer