Form 10QSB
period 2003-12-31
DIASYS CORP
filed 2004-02-17
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:    ☒  Yes     No  ☐

As of January 15, 2003, the Company had 12,418,393 common shares outstanding.

Transitional Small Business Disclosure Format (check one): ☐  Yes     No  ☒

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2003

ASSETS
	December 31, 2003 Unaudited	June 30, 2003 Audited
CURRENT ASSETS:
Cash and equivalents	$30,618	$72,019
Restricted cash	95,659	116,197
Accounts receivable, less allowance for doubtful accounts of $18,995 and $360,000	284,770	900,959
Finance receivables, net	79,205	90,573
Inventories	489,555	474,770
Prepaid expenses and other current assets	102,697	135,423
Total Current Assets	1,082,504	1,789,941
EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION of $494,084 and $436,867	226,500	237,933
OTHER ASSETS:
Patents, less accumulated amortization of $844,137 and $744,504	2,166,685	2,216,312
Other assets-non-current	10,151	46,135
Long-term finance receivables, net	39,276	78,107
Total Other Assets	2,166,112	2,340,554
TOTAL ASSETS	$3,475,116	$4,368,428
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$546,549	$555,815
Accrued expenses	143,052	126,827
Due to bank	28,570	11,131
Loans payable from shareholders	365,954	320,000
Total Current Liabilities	1,084,125	1,013,773
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares 12,418,393 issued and outstanding	12,418	12,418
Additional paid-in-capital	16,580,427	16,403,927
Accumulated deficit	(14,286,536)	(13,104,009)
Accumulated other comprehensive income	84,682	42,319
Total Stockholders' Equity	2,390,991	3,354,655
Total Liabilities and Stockholders' Equity	$3,475,116	$4,368,428
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
NET SALES	$466,391	$678,391	$827,779	$1,351,112
COST OF GOODS SOLD	199,963	257,435	340,885	495,601
GROSS PROFIT	266,428	420,956	486,893	855,511
OPERATING EXPENSES
Selling	186,554	313,119	337,083	642,617
General & administrative	568,960	523,839	1,167,543	829,621
Research & development	42,228	117,560	111,261	231,772
	797,742	954,518	1,615,887	1,704,010

LOSS FROM OPERATIONS	(531,314)	(533,562)	(1,128,994)	(848,499)

OTHER INCOME:
Interest income	-	(9,602)	(4,730)	(13,460)
Interest expense	22,949	-	58,263	-
LOSS BEFORE INCOME TAXES	(554,263)	(523,960)	(1,182,527)	(835,039)

INCOME TAXES	-	5,220	-	5,220

NET LOSS	$(554,263)	$(529,180)	$(1,182,527)	$(840,259)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	12,418,393	10,674,971	12,418,393	10,674,971

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.04)	$(0.05)	$(0.10)	$(0.08)

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER
COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(UNAUDITED)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Equity
BALANCE JULY 1, 2003	12,418,393	$12,418	-	-	$16,403,927	$42,319	$(13,104,009)	$3,354,655

Net loss	-	-	-	-	-	-	(1,182,527)	(1,182,527)

Stock compensation award	-	-	-	-	144,000	-	-	144,000

Beneficial conversion on note payable	-	-	-	-	32,500	-	-	32,500

Foreign currency translation adjustment	-	-	-	-	-	42,363	-	42,363

BALANCE DECEMBER 31, 2003	12,418,393	$12,418	-	-	$16,580,427	$84,682	$(14,286,536)	$2,390,991

Comprehensive loss, i.e. net loss of $(1,182,527) plus other comprehensive income of $42,363 totals ($1,140,164) for the six-month period ended December 31, 2003.

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,182,527)	$(840,259)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	99,633	76,790
Depreciation of equipment, furniture and fixtures	57,226	21,103
Bad debt expense	-	(120,000)
Write off of other receivable	29,833	-
Stock Compensation	144,000	-
Charge for beneficial conversion of note payable	32,500	-
Changes in assets and liabilities:
Accounts receivable	616,189	219,331
Inventories	(14,785)	51,359
Prepaid expenses and other current assets	2,893	40,915
Other assets	35,984	9,014
Accounts payable and accrued expenses	24,398	(9,452)
Net cash flows used in operating activities	(154,655)	(551,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	-	(18,767)
Decrease (Increase) in finance receivables	50,200	(55,234)
Costs of computer software	-	(1,418)
Costs of patents	-	(28,683)
Decrease in restricted cash	20,538	-
Net cash flows provided by (used in) investing activities	70,738	(104,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	-	(4,814)
Increase in loans from shareholders	45,954	-
Proceeds from note payable officer	-	100,000
Net cash flows provided by financing activities	45,954	95,186
Effect of foreign currency translation on cash	(3,438)	18,580
NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,401)	(541,535)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	72,019	544,192
CASH AND EQUIVALENTS, END OF PERIOD	$30,618	$2,657
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2003
(UNAUDITED)

Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

Stock Compensation: The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net loss would have been adjusted to reflect the following pro forma amounts:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Loss:	$(554,263)	$(529,180)	$(1,182,527)	$(840,259)
As reported
Effect of stock-based employee compensation expense determined under fair valuation method for all awards, net of any related tax effects	(99,142)	(145,571)	(198,283)	(291,143)
Pro forma	$(653,405)	$(674,751)	$(1,380,810)	$(1,131,402)
Loss per common share:
Basic and diluted loss per share:
As reported	$(0.04)	$(0.05)	$(0.10)	$(0.08)
Pro forma	$(0.05)	$(0.06)	$(0.11)	$(0.11)

Note 2. Legal Proceedings

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection. The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time. Although the Company has questioned the circumstances of such loan, the Company nevertheless elected not to defend such legal proceedings and judgment has been entered against the Company in the amount of $122,087. A garnishment of $135,874 related to the March 2003 legal proceeding has been imposed restricting cash in banks in anticipated payment of the DeMatteo promissory note, fees and interest. In November 2003, a payout of $40,215 was made from the restricted cash in partial payment of the underlying promissory note.

In March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo's Executive Employment Agreement with the Company. The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement. Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter. No arbitrator has been appointed and no hearings have been held with respect to such arbitration proceeding. In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding. A preliminary hearing was held and on October 10, 2003 the court ordered a preliminary attachment of the Company's assets in the amount of $575,000. The Company believes that it has substantial defenses to Mr. DeMatteo's claims and intends to defend vigorously and therefore has not accrued any liability associated with this claim as of December 31, 2003.

Note 3. Notes Payable - Officers and Directors

On October 11, 2002, Mr. DeMatteo loaned the Company $53,500. On December 16, 2002, Mr. DeMatteo loaned the Company an additional $46,500. On December 20, 2002, Mr. DeMatteo and the Company executed a promissory note for a principal amount of $100,000 to evidence the loans. Under the terms of the promissory note, interest accrues on the unpaid principal balance at a rate of 6% (changing to a rate of 12% if the note is not timely paid), and the note matured on January 31, 2003. The note is secured by all of the assets of the Company. In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of the $100,000 promissory note plus interest, late fees and costs of collection. Although the Company has questioned the circumstances of such loan, the Company has nevertheless elected not to defend such legal proceedings and judgment has been entered against the Company in the amount of $122,087. A garnishment of $135,874 related to the March 2003 legal proceeding has been imposed restricting cash in banks in anticipated payment of the DeMatteo promissory note, fees and interest. In November 2003, a payout of $40,215 was made from the restricted cash in partial payment of the underlying promissory note.

In May 2003, Mr. Sherwin Gilbert, a member of the Company's Board of Directors loaned the Company $20,000. The loan is evidenced by a convertible demand promissory note, bearing interest at 8% per year and convertible into shares of the Company's common stock at $0.40 per share.

In September 2003, Mr. Howard Bloom, a member of the Company's Board of Directors loaned the Company $50,000. The loan is evidenced by a convertible demand promissory note, bearing interest at 8% per year and convertible into shares of the Company's common stock at $0.40 per share. The note included a beneficial conversion feature which resulted in the Company recording $32,500 in interest expense during the quarter ended September 30, 2003.

Notes payable also includes $150,000 of convertible promissory notes and a $50,000 unsecured convertible debenture issued to certain individuals that are not members of management in exchange for loans made by such shareholders. The notes accrue interest at 8%.

Note 4. Stock Award

On November 24, 2003 the Company approved an award of 300,000 shares to 2 officers and the Chairman of the Board in lieu of salary compensation for calendar year 2003. Total compensation was $144,000 which was included in Selling, General and Administrative expense in the accompanying consolidated financial statements.

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

FINANCIAL CONDITION:

 Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations. In addition, during the nine months ended December 31, 2003, the Company issued an aggregate of $910,000 of promissory notes and a $50,000 unsecured debenture in consideration for amounts loaned to the Company by certain members of management and other individuals. To date, a total of $690,000 in principal amount of these promissory notes has been converted into shares of common stock of the Company. The Company does not currently have, nor does it currently plan on entering into, any financing arrangements with any financial institutions and intends to continue to fund its working capital requirements from its revenues from operations. However, if necessary or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into financing arrangements with financial institutions should it become practical or advantageous to do so. The Company has no other outstanding debt other than customary trade payables.

Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months. This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $206,921 as of December 31, 2003.

As of December 31, 2003, the Company had cash and cash equivalents of $30,618 compared to $72,019 at June 30, 2003.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2003 as Compared to the Three and Six Months Ended December 31, 2002.

Net Sales:

The Company's net sales for the six-month period ended December 31, 2003 decreased $523,333 to $827,779, or 38.7%, compared to the same period of the prior year. The decrease in net sales was primarily due to the following factors: (i) the Severe Acute Respiratory Syndrome ("SARS") outbreak in Asia, curtailed business to South East Asia, where the Company's largest distributor is located; (ii) various tenders for the Company's products were delayed by a number of prospective European Community new-member countries in accordance with European Community law, these delays are expected to continue through March 31, 2004; and (iii) the Company terminated its domestic sales force on April 1, 2003, due to an unprofitable domestic sales model which re-organization extended through the quarter ended December 31, 2003. The Company's partner in South East Asia has subsequently indicated that it will resume orders to DiaSys Corporation at an increased level from last years sales on an annualized basis.

Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended December 31, 2003 decreased 37.1% from $420,956 to $266,428. Gross profit margins for the three-month period decreased from the prior year from 62.1% to 57.5% for the three-month period. Gross profit for the six-month period ended December 31, 2003 decreased 43.1% from $855,512 to $486,893. Gross profit margins for the six-month period decreased from the prior year from 63.3% to 58.8% for the six-month period. The Company's gross profit was adversely impacted by the decrease in sales for the quarter ended December 31, 2003. The Company expects its gross profits and gross profit margins to increase as sales increase, thereby reducing excess capacity in the manufacturing area. DiaSys Corporation has now rectified inefficiencies in raw material purchasing practices and the scheduling of production by integrating comprehensive reporting between departments both in the United States and at DiaSys Europe, the Company's wholly owned subsidiary in England. Effective January 2004, DiaSys Corporation has raised the list prices for its urinalysis by and parasitology workstations by 38% and 18% respectively.

Selling, General & Administrative (SG&A Expense):

For the three-month period ended December 31, 2003, SG&A decreased $81,445 or 9.7% from $836,958 to $755,513 over the comparable prior period. The decrease in SG&A was due to a reduction in legal fees that were associated with the filing of Form 13D (non-recurring event) during the second quarter of fiscal year ending June 30, 2003.

Research And Development (R&D):

R&D expenses for the three-month period ended December 31, 2003 decreased 64.1% to $42,228 compared to $117,560 for the same period last year. The decrease in research and development is due to a temporary suspension of current research and development activities to decrease costs and re-organize research and development priorities within the Company. The Company is now increasing its research and development activities focusing on both improvements to its existing products and the introduction of new products.

Interest Expense:

Interest expense increased $22,949 for the three-month period ended December 31, 2003 and $58,263 for the six-month period ended December 31, 2003 from no interest expense in the comparable prior period. The increase was the result of the recording of additional interest and fees associated with the former CEO's promissory note during the three-month period ended December 31, 2003 and a beneficial conversion feature of a note payable during the previous three-month period.

Net Loss:

For the three-month period ended December 31, 2003, net loss increased $25,073 to $554,263 up from $529,180 for the same period of the prior year. The increase in net loss was due to the reduction of sales in the period. The Company expects the net loss to decrease due to several factors. The Company will start to fill production orders for South East Asia as indicated by Hua-Sin, the Company's trading partner, at a rate that exceeds last years sales figures. DiaSys Corporation will be introducing a new consumable product that will sell in conjunction with its urinalysis workstations. New member countries that have now joined the European Community will enable the Company to begin marketing its products there during this calendar year. Direct sales in the United States have been re-organized and the Company is now staffing its domestic sales department.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection. The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time. Although the Company has questioned the circumstances of such loan, the Company nevertheless elected not to defend such legal proceedings and judgment has been entered against the Company in the amount of $122,087. A garnishment of $135,874 related to the March 2003 legal proceeding has been imposed restricting cash in banks in anticipated payment of the DeMatteo promissory note, fees and interest. In November 2003, a payout of $40,215 was made from the restricted cash in partial payment of the underlying promissory note.

Also in March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo's Executive Employment Agreement with the Company. The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement. Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter. No arbitrator has been appointed and no hearings have been held with respect to such arbitration proceeding. In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding. A preliminary hearing was held and on October 10, 2003 the court ordered a preliminary attachment of the Company's assets in the amount of $575,000. The Company believes that it has substantial defenses to Mr. DeMatteo's claims and intends to defend vigorously and therefore has not accrued any liability associated with this claim.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

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

N/A

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: February 13 , 2004	By:	S/ GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: February 13 , 2004	By:	S/ JEFFREY B. AARONSON
Jeffrey B. Aaronson, President and Chief Financial Officer