Form 10QSB
period 2004-03-31
DIASYS CORP
filed 2004-05-14
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:   ☒  Yes   No ☐

As of April 13, 2004, the Company had 13,332,716 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION
Signatures	12
Certification
Exhibit Index

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2004
ASSETS	March 31, 2004 Unaudited	June 30, 2003
CURRENT ASSETS:
Cash and equivalents	$60,636	$72,019
Restricted cash	12,141	116,197
Accounts receivable, less allowance for doubtful accounts of $ 18,995 and $360,000, respectively	306,652	900,959
Finance receivables, net	73,739	90,573
Inventories	454,120	474,770
Prepaid expenses and other current assets	84,085	135,423
Total Current Assets	991,373	1,789,941
EQUIPMENT, FURNITURE AND FIXTURES, LESS
ACCUMULATED DEPRECIATION of $494,084 and $436,867, respectively	226,869	237,933
OTHER ASSETS:
Patents, less accumulated amortization of $ 885,811 and $744,504, respectively	2,074,697	2,216,312
Other assets-non-current	10,151	46,135
Long-term finance receivables, net	24,359	78,107
Deferred financing	105,000	-
Total Other Assets	2,214,207	2,340,554
TOTAL ASSETS	$3,432,449	$4,368,428
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$595,477	$555,815
Accrued expenses	107,760	126,827
Due to bank	34,839	11,131
Loans payable from shareholders	412,437	320,000
Total Current Liabilities	1,150,513	1,013,773
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares	13,358	12,418
13,359,174 and 12,418,393 issued and outstanding as of March 31, 2004 and June 30, 2003, respectively
Additional paid-in-capital	17,191,339	16,403,927
Accumulated deficit	(15,017,966)	(13,104,009)
Accumulated other comprehensive income	95,205	42,319
Total Stockholders' Equity	2,281,936	3,354,655
Total Liabilities and Stockholders' Equity	$3,432,449	$4,368,428
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
NET SALES	$453,088	$425,032	$1,280,867	$1,776,144

COST OF GOODS SOLD	232,798	324,658	573,683	820,259

GROSS PROFIT	220,290	100,374	707,184	955,885

OPERATING EXPENSES
Selling	159,620	267,660	496,703	910,277
General & administrative	463,289	608,381	1,630,832	1,438,002
Research & development	90,511	86,965	201,772	318,737
	713,420	963,006	2,329,307	2,667,016

LOSS FROM OPERATIONS	(493,130)	(862,632)	(1,622,123)	(1,711,131)

OTHER INCOME:
Interest income	1,574	60,714	6,304	74,174
Interest expense	(228,127)	-	(286,390)	-

LOSS BEFORE INCOME TAXES	(722,831)	(923,346)	(1,902,209)	(1,785,305)

INCOME TAXES	(11,748)	5,220	(11,748)	-

NET LOSS	$(734,579)	$(918,126)	$(1,913,957)	$(1,785,305)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,484,575	10,674,971	12,484,575	10,674,971

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.09)	$(0.15)	$(0.17)

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER
COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)
	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Paid in Capital	Income	Deficit	Equity
BALANCE JULY 1, 2003	12,418,393	$12,418	-	-	$16,403,927	$42,319	$(13,104,009)	$3,354,655

Net loss	-	-	-	-	-	-	(1,913,957)	(1,913,957)

Stock compensation award	200,000	200	-	-	143,800	-	-	144,000

Stock Compensation award	26,458	26	-	-	19,024	-	-	19,050

Conversion of notes payable	714,323	714	-	-	287,088	-	-	287,802

Issuance of common stock warrants	-	-	-	-	305,000	-	-	305,000

Beneficial conversion on note payable	-	-	-	-	32,500	-	-	32,500

Foreign currency translation adjustment	-	-	-	-	-	52,886	-	52,886

BALANCE MARCH 31, 2004	13,359,174	$13,358	-	-	$17,191,339	$95,205	$(15,017,966)	$2,281,936

Comprehensive loss, i.e. net loss of $(1,913,957) plus other comprehensive income of $52,886 totals ($1,861,071) for the nine-month period ended March 31, 2004.

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003
Net Loss	$(1,913,957)	$(1,785,305)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	138,331	113,717
Depreciation of equipment, furniture and fixtures	57,971	28,136
Write off of other receivable	29,833	-
Stock Compensation	163,050	-
Charge for beneficial conversion of note payable	32,500	-
Common stock warrants	200,000	-
Changes in assets and liabilities:
Accounts receivable	594,307	272,976
Inventories	20,650	143,821
Prepaid expenses and other current assets	21,505	59,743
Other assets	35,984	43,569
Accounts payable and accrued expenses	44,303	213,932
Net cash flows used in operating activities	(575,523)	(909,411)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	-	(25,801)
Finance receivables	70,582	(7,536)
Costs of computer software	-	(1,418)
Costs of patents	-	(28,683)
Decrease in restricted cash	104,056	-
Net cash flows provided by (used in) investing activities	174,638	(63,438)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	-	(4,814)
Proceeds from loans from shareholders	450,000	565,000
Payments on loans from shareholders	(87,563)	-
Net cash flows provided by financing activities	362,437	560,186
Effect of foreign currency translation on cash	27,065	33,271
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,383)	(379,392)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	72,019	544,192
CASH AND EQUIVALENTS, END OF PERIOD	$60,636	$164,800
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$287,802	$-
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2004 and 2003

(UNAUDITED)

Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

Note 2. Stock Based Compensation:

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net loss would have been adjusted to reflect the following pro forma amounts:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Loss:	$(734,579)	$(918,126)	$(1,913,957)	$(1,785,305)
As reported
Effect of stock-based employee compensation expense determined under fair valuation method for all awards, net of any related tax effects	(99,142)	(56,157)	(297,425)	(168,471)
Pro forma	$(833,721)	$(974,283)	$(2,211,382)	$(1,953,776)
Loss per common share:
Basic and diluted loss per share:
As reported	$(0.06)	$(0.09)	$(0.15)	$(0.17)
Pro forma	$(0.07)	$(0.09)	$(0.18)	$(0.18)

Note 3. Legal Proceedings

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection. The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time. Although the Company questioned the circumstances of such loan, the Company nevertheless elected not to defend such legal proceedings and judgment was entered against the Company in the amount of $122,087. Such judgment has been satisfied in full.

In March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo's Executive Employment Agreement with the Company. The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement. Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter. An arbitrator has been appointed and hearings which were scheduled for late May, 2004 have been postponed to an undetermined future date. In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding. A hearing was held and on October 10, 2003 the court ordered a preliminary attachment of the Company's assets in the amount of $575,000. The Company has appealed such order of attachment. The Company believes that it has substantial defenses to Mr. DeMatteo's claims and intends to defend vigorously and therefore has not accrued any liability associated with this claim as of March 31, 2004.

Note 4. Loans Payable from Shareholders

In February 2004, the Company issued Loans Payable from Shareholders totaling $400,000 to three individuals that are not members of management and two members of management. The notes accrue interest at 3%.

The Company issued warrants for 600,000 shares of common stock in connection with the shareholder loans. The warrants are exercisable at prices ranging from $.63 to $.69 and have a five-year term. The Company recorded a value of $290,000 for these warrants as deferred financing in the accompanying Balance Sheet and will amortize the amount over the 90 day term of the loans. As such, $200,000 was recorded as Interest Expense in the accompanying Statement of Operations for the Three Months Ended March 31, 2004.

In March 2004, the Company issued 714,323 shares of common stock for the conversion of $287,802 of convertible notes and accrued interest.

Note 5. Stock Awards

On November 24, 2003 the Company approved an award of 300,000 shares to two officers and the Chairman of the Board, of which 200,000 shares were issued during the period in lieu of salary compensation for calendar year 2003. On April 22, 2004, the Company issued the final 100,000 shares. Total compensation was $144,000 which was included in Selling, General and Administrative expense in the accompanying consolidated financial statements. The board also awarded 26,458 shares to a Director as compensation for legal work performed during 2003. Total compensation was $19,050 which was included in Selling, General and Administrative expense in the accompanying consolidated financial statements.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations. In addition, during the nine months ended March 31, 2004, the Company issued an aggregate of $400,000 of promissory notes and a $50,000 unsecured debenture in consideration for amounts loaned to the Company by certain members of management and other individuals. To date, a total of $270,000 in principal amount of these promissory notes has been converted into shares of common stock of the Company. The Company sold at market in April and May stock totaling $120,000 to several outside investors. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission on March 24, 2004 for an equity financing of up to $7 million. The registration statement was under review and had not yet been declared effective as of May 10, 2004. The Company does not currently plan on entering into, any other financing arrangements with any financial institutions and intends to continue to also fund its working capital requirements from its revenues from operations. However, if necessary or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into other financing arrangements with financial institutions should it become practical or advantageous to do so. The Company has no other outstanding debt other than customary trade payables. Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months. This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $377,593 as of March 31, 2004. As of March 31, 2004, the Company had cash and cash equivalents of $60,636 compared to $72,019 at June 30, 2003.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2004 as Compared to the Three and Nine Months Ended March 31, 2003.

Net Sales:

The Company's net sales for the nine-month period ended March 31, 2004 decreased $495,277 to $1,280,867 or 27.9%, compared to the same period of the prior year. The decrease in net sales was primarily due to the following factors: (i) the Severe Acute Respiratory Syndrome ("SARS") outbreak in Asia, curtailed business to South East Asia, where the Company's largest distributor is located; (ii) various tenders for the Company's products were delayed by a number of prospective European Community new-member countries in accordance with European Community law, these delays are expected to continue through May 2004; and (iii) the Company terminated its domestic sales force on April 1, 2003, due to an unprofitable domestic sales model which re-organization extended through the quarter ended March 31, 2004. (iv) during the quarter there was a delay in receiving parasep tubes from the Company's U.K. supplier which adversely effected sales in the period. This has now been rectified. (v) During the quarter the Company introduced a new proprietary disposable product to be sold in the urinalysis market. Initial orders for the period were 500,000 units, of which 181,680 were shipped during the quarter. The Company's partner in South East Asia has subsequently indicated that it will resume orders to DiaSys Corporation at an increased level from last year's sales on an annualized basis.

Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended March 31, 2004 increased 119.5% from $100,374 to $220,290. Gross profit margins for the three-month period increased from the prior year from 23.6% to 48.6% for the three-month period. This was, in part, due to a $141,000 write off of inventory during the third quarter 2003. Gross profit for the nine-month period ended March 31, 2004 decreased 26.0% from $955,885 to $707,184. Gross profit margins for the nine-month period increased from the prior year from 53.8% to 55.2% for the nine-month period. The Company's gross profit was adversely impacted by the decrease in sales for the quarter ended March 31, 2004. The Company expects its gross profits and gross profit margins to increase as sales increase, thereby reducing excess capacity in the manufacturing area. DiaSys Corporation has now rectified inefficiencies in raw material purchasing practices and the scheduling of production by integrating comprehensive reporting between departments both in the United States and at DiaSys Europe, the Company's wholly owned subsidiary in England. Effective January 2004, DiaSys Corporation has raised the list prices for its urinalysis by and parasitology workstations by 38% and 18% respectively. The Company expects gross profit margins to strengthen as its higher margin consumable products are fully integrated into the product line; it increases sales through new distributors and markets in countries that will formally join the European Community on May 1, 2004.

Selling, General & Administrative (SG&A Expense):

For the three-month period ended March 31, 2004, SG&A decreased $272,382 or 31.1% from $876,041 to $603,659 over the comparable prior period. The decrease in SG&A for the quarter was due to a reduction in legal fees that were associated with the filing of Form 13-D (a non-recurring event) during the second quarter of the fiscal year ending June 30, 2003 and the arbitration proceedings against Todd DeMatteo the company's former President and Chief executive Officer.

Research and Development (R&D):

R&D expenses for the three-month period ended March 31, 2004 increased 4.1% to $90,511 compared to $86,965 for the same period last year. The increase in research and development is due to the introduction and ongoing development of new products that integrate into the company's current product offerings. The Company will be increasing its research and development activities focusing on both improvements to its existing products and the introduction of new consumable products.

Interest Expense:

Interest expense increased $228,127 for the three-month period ended March 31, 2004 and $286,390 for the nine-month period ended March 31, 2004 from no interest expense in the comparable prior period. The increase was the result of the recording of additional interest and fees associated with the former CEO's promissory note during the three-month period ended March 31, 2004, a beneficial conversion feature of a note payable during the previous six-month period as well as costs and warrants associated with the issuance of promissory notes and unsecured debentures.

Net Loss:

For the three-month period ended March 31, 2004, net loss decreased $183,547 to $734,579 down from $918,126 for the same period of the prior year. The decrease in net loss was due to lower cost of goods sold resulting from manufacturing and raw materials purchasing efficiencies, lower SG&A expenses including legal fees and lower selling costs due to the ongoing re-organization of the Company's domestic sales team. The Company expects the net loss to decrease due to several other factors. The Company will start to fill production orders for South East Asia as indicated by Hua-Sin, the Company's trading partner, at a rate that exceeds last years sales figures. DiaSys Corporation has introduced a new consumable product that will sell in conjunction with its urinalysis workstations. New member countries that have now joined the European Community will enable the Company to begin marketing its products there after May 1, 2004, when they formally join the European Community. Direct sales in the United States have been re-organized and the Company is now staffing its domestic sales department.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court for collection of a $100,000 promissory note plus interest, late fees and costs of collection. The promissory note was issued in December of 2002 to reflect a $100,000 loan made by Mr. DeMatteo to the Company at that time. Although the Company questioned the circumstances of such loan, the Company nevertheless elected not to defend such legal proceedings and judgment was entered against the Company in the amount of $122,087. Such judgment has been satisfied in full.

In March 2003, Mr. DeMatteo commenced additional legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo's Executive Employment Agreement with the Company. The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the agreement. Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter. An arbitrator has been appointed and hearings are scheduled for late May, 2004. In August 2003, Mr. DeMatteo again sought preliminary relief in the Connecticut Superior Court by the filing of a Motion for Order Pendente Lite in Aid of Arbitration seeking attachments of assets of the Company in anticipation of an award in such arbitration proceeding. A hearing was held and on October 10, 2003 the court ordered a preliminary attachment of the Company's assets in the amount of $575,000. The Company has appealed such order of attachment. The Company believes that it has substantial defenses to Mr. DeMatteo's claims and intends to defend vigorously and therefore has not accrued any liability associated with this claim as of March 31, 2004.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

In February, 2004, the Company issued 200,000 shares of Common Stock to two persons, as compensation for services rendered for services rendered during calendar year 2003. The Company recorded $144,000 of compensation expense in the accompanying Statement of Operations for the Three Months Ended March 31, 2004. In March, 2004, the Company issued 26,458 shares of Common Stock to two persons, as compensation for services rendered. The Company recorded $19,050 of legal expense in the accompanying Statement of Operations for the Three Months Ended March 31, 2004. In March, 2004, the Company issued and aggregate of 714,323 Shares of Common Stock to seven people in connection with the conversion of an aggregate of $270,000 principal amount of outstanding demand convertible notes. In April, 2004, the Company issued 100,000 Shares of Common Stock to Marshall Witzel, its former Chief Executive Officer, as compensation for services rendered during calendar year 2003.

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

DIASYS CORPORATION
Date: May 14, 2004	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: May 14, 2004	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, President and Chief Financial Officer