Form 10KSB
period 2004-06-30
DIASYS CORP
filed 2004-09-29
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

Commission File number: 0-24974

DiaSys Corporation
(Exact name of small business issuer as specified in its charter)
Incorporated in Delaware 81 West Main Street Waterbury, CT 06702 (203) 755-5083	IRS Employer ID # 06-1339248

Securities registered under Section 12(b) or 12(g) of the Exchange Act:

Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered American Stock Exchange

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant's revenues for the most recent fiscal year were $1,862,612.

As of August 2, 2004, the aggregate market value of the registrant's voting stock held by non-affiliates was $4,271,521 based upon the closing price of $0.50 on such date.

As of September 28, 2004, the Registrant had 16,390,609 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement filed with the Securities and Exchange Commission on July 20, 2004 are incorporated by reference into Part III.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

DiaSys Corporation ("DiaSys", "Company") designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide. The Company's workstation instruments standardize, increase the accuracy of, and reduce the cost to perform laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid (CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods. The Company's consumable products are in some cases combined with the Company's workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies. The Company has also developed a rapid, inexpensive method for , screening, monitoring and the adjunctive testing of Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension, and other disease states. AMEND; Multiple Myeloma is America's second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes only and is in the process of being tested for human applications worldwide.

DiaSys was organized in March 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993. The Company completed its initial public offering ("Offering") in January 1995 and traded its common shares on NASDAQ under the symbol "DIYS". In December of 2000, the Company moved its listing from NASDAQ to the American Stock Exchange (AMEX) and currently trades under the symbol "DYX".

The Company's wholly-owned subsidiary, DiaSys Europe Limited, is located in Workingham, England. DiaSys Europe markets the Company's urinalysis and parasitology workstations, the full DiaSys line of rapid test kits, consumables, immunology, oncology and virology products and manufactures reagents. The operating results of the subsidiary are reflected in the accompanying consolidated financial statements.

We sell and service our products in North America both directly and through strategic distribution relationships with Bayer Corporation (NYSE:BAY), Bayer Incorporated (Canada), Cardinal Heath (NYSE:CAL), and Fisher Healthcare, a division of Fisher Scientific International Inc (NYSE:FSH). We also market our products through numerous relationships with group purchasing organizations including Broadlane Inc, HealthTrust Purchasing Group, and VWR.

The Company directly sells and services its products in the United Kingdom through DiaSys Europe Limited. Sales and service throughout Europe, Asia and South America is conducted through independent, third party distributors or strategic trading partners. All distributors and strategic partners are managed by the Company through either of its offices in the United States or United Kingdom.

We are currently focusing our efforts to: (i) develop, acquire and patent several new proprietary technologies such as our new screening, monitoring and adjunctive test for Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension and other disease states;; (ii) build the infrastructure needed to support global manufacturing and distribution operations; (iii) establish market and technical acceptance of our products among the medical laboratory community; (iv) attract significant strategic selling partners in major markets; and, (v) implement a plan for long term market penetration. Since inception, the Company has: (i) developed, acquired and patented several new proprietary technologies;(ii)erected the infrastructure needed to support global manufacturing and distribution operations; (iii)established market and technical acceptance of its initial products among the medical laboratory community; (iv) attracted significant strategic selling partners in major markets; and (v) implemented a plan for long term market penetration. Since its inception, the Company has operated at a loss.

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

PRODUCTS

The Company's products can be broadly classified into two categories: (i) workstation-systems which increase the accuracy and reduce the cost to perform routine laboratory analysis of various body fluids; and (ii) consumable diagnostic products, reagents and test kits which facilitate accurate diagnosis of certain medical conditions. Each category can be further described as follows:

Workstation-Systems

The Company's workstation-systems are composed of the "R/S" and "FE" series of products.

R/S Series: The "R/S" series workstations standardize, automate, and reduce the cost to perform routine microscopic analysis of urine sediment. Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing several hundred urine tests per day; and (iii) local hospital laboratories performing approximately 100 tests per week. The URIPREP centrifuge tube with its proprietary insert enables the system to accurately measure sediment at one milliliter of sediment to five micro liters of examined sample.The R/S is a fully enclosed semi-automatic system which provides safety to laboratory technicians, improves patient morphology and reduces biowaste.

The "R/S" series workstations have been the subject of numerous favorable evaluations and publications including those in the Journal of Laboratory Medicine, Clinical Lab Products magazine, American Clinical Laboratory magazine, European Clinical Laboratory magazine, College Of American Pathology Today, and Urinalysis News.

We believe that the "R/S" series workstations are a preferred practice of major laboratory networks, health maintenance organizations (HMO's) and core medical facilities such as Quest and Kaiser Permanente. The Company has also entered into strategic distribution agreements regarding the promotion and sale of its "R/S" series workstations with and by Bayer Corporation in the United States, Bayer Incorporated in Canada, Cardinal Health (NYSE:CAH), Fisher Healthcare, a division of Fisher Scientific International Inc. (NYSE:FSH), and Hua Sin Science Co. LTD, the exclusive distributor of Bayer's urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

FE Series: The "FE" series workstation-systems are composed of the FE-2, and Parasep collection tubes and fecal concentrators. These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results. When the Parasep filtration tube is used in conjunction with the FE-2 workstation the result is reduced biowaste increased safety to the laboratory technician from a fully enclosed system, increased patient morphology, and standardized sample size for examination.

Disposable Consumables, Diagnostic Test Products and Kits

Consumables: The Company manufactures and distributes numerous consumable diagnostic products, reagents and test kits. The markets for these products are hospital and commercial laboratories, biotech and pharmaceutical companies.

POINT OF CARE Test Kits: The Company acquired an inexpensive method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers and other disease states at or near the patient through its purchase of Intersep Limited, a privately owed company based in Wokingham, England, in 2000. Multiple Myeloma is America's most prevalent blood cancer behind leukemia, and accounts for 2% of all known cancer deaths. We are currently selling the test in Europe for research applications, and have announced our intention to market the product in the United States, China and other markets if and as regulatory approvals are secured. The regulatory requirement and review process differ widely among countries and can be very expensive to obtain. If we do not receive regulatory approvals on a timely basis, we will have to carry development costs for a longer period and we will lose market share to our competitors.

Additional Products

The Company is in the continuous process of developing new products for the global healthcare marketplace. The Company's current product development plan extends into 2006. DiaSys is currently developing new versions of its urinalysis and parasitology workstations, and disposable and consumable products for use in hospitals and clinical laboratories. The Company is also in the process of evaluating the purchase, license or distribution of compatible product lines.

SALES, MARKETING AND DISTRIBUTION

North America
The Company sells and services its workstation-systems and consumable products through its office headquarters in Waterbury, Connecticut. The Company had terminated 3 U.S. regional sales managers in the beginning of the fourth quarter due to an unprofitable sales model and has been selling workstations, consumables and electrophoresis products throughout the fourth quarter while the U.S. sales force is being re-organized and trained. DiaSys is now selling its new line of consumable products, which provide for stronger aftermarket sales. The Company currently has three salespeople to work North America and is currently building out the North American sales force. North American sales efforts are supported by the CEO and a Customer Service specialist, each located at the Company's headquarter office. Each sales manager earns a base salary and commissions based upon achievement of quarterly and yearly objectives. Sales in North America are facilitated by strategic marketing and distribution alliances with Bayer Corporation, Cardinal Health, Fisher Healthcare, Broadlane, HPGand VWR in the United States and VWR and Bayer Incorporated in Canada (see: Strategic Relationships below). Additionally, sales in North America are supported by telemarketing, direct mail campaigns, participation in technical workshops, and exhibitions at national trade shows.

South and Central America

Starting in 2001, the Company commenced distribution operations in parts of South and Central America. Distribution is conducted by independent, third party distributors and monitored by the Company's CEO and Regional Sales Manager for Latin/South America, Marketing and Service, Rest of World (ROW) based in Waterbury, Connecticut. Distributors are exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement.

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

China and Pacific Asia

Sales and service of the Company's products in China, Hong Kong, Indo-China, Indonesia, Malaysia and the Philippines is conducted by the Company's strategic trading partner, Hua Sin Science Company, under the direction and guidance of the Company's CEO the Regional Sales Manager - Far East (see: Strategic Relationships below).

Philippines and Korea

The Company is in the process of qualifying suitable distributors in the Philippines and Korea and is currently selling without a formal distribution agreement in place.

Japan

The Company entered into an exclusive distribution agreement with Finggal Link Co., Ltd., a subsidiary of Nanbu Irika Corporation. Finggal Link Co., Ltd., promotes, sells and services the Company's entire range of clinical laboratory instruments and laboratory consumables in Japan.

STRATEGIC RELATIONSHIPS

Cardinal HealthCare:

The Company has entered into a multiple year distribution agreement with Cardinal Health, Inc. (NYSE:CAH). Cardinal is a leading provider of health-care products and cost-management services to hospitals, laboratories and others in health care. Cardinal is also a primary distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer below). Under the terms of the agreement, Cardinal promotes and distributes the Company's urine workstation-systems through its numerous sales reps and supply relationships.

Diagnostics Division of Bayer Corporation:

The Company has entered into a multiple year Strategic Cooperation Agreement with the Diagnostics Division of Bayer Corporation, the United States subsidiary of the international chemical and health care conglomerate, Bayer AG headquartered in Germany. Under the Cooperation Agreement, Bayer and DiaSys recommend and refer one another's urinalysis instruments to hospital and commercial laboratory customers in the United States. The companies also confer on account strategy and provide unified network standardization plans through Bayer, Cardinal, and Fisher depending upon the customer. Each company installs and services its own equipment.

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

Fisher HealthCare:

On April 29, 2002, the Company announced that it had entered into a multiple year distribution agreement with Fisher Healthcare., a division of Fisher Scientific international Inc. (NYSE:FSH). Fisher is a leading provider of health-care products and cost-management services to hospitals, laboratories and health care facilities. Fisher is also a distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer Incorporated, above). Under the terms of the agreement, Fisher will promote and distribute all of the Company's products to customers in the United States through its sales representatives and supply relationships.

HealthTrust Purchasing Partners:

In 2001, the Company entered into a two-year supply agreement with HealthTrust Purchasing Group L.P. (HPG), one of the nation's top healthcare purchasing groups. Under the agreement, DiaSys and Cardinal (see above) will jointly distribute the Company's urinalysis workstations to HPG member facilities nationally through Cardinal sales force.

Hua Sin Science Co. LTD: In 1999, the Company entered in to a three year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 67,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of Bayer's CLINITEK series urine chemistry analyzers in China (see Bayer above). The Company officially commenced joint operations with Hua Sin in April, 1999, and on May 4, 2000, announced that China's Health Ministry, the equivalent of the United States' Food and Drug Administration (FDA), certified the Company's urinalysis and fecal concentrate workstations for use by all of China's 67,000 medical laboratories. In 2002, the Company and Hua Sin expanded their relationship to include sales and service operations in Hong Kong, Indo-China, Indonesia, Malaysia and the Philippines. On September 22, 2003, the Company announced that Hua-Sin renewed its exclusive distribution agreement with DiaSys for a period of three years.

Government Contracts:

In 2000, the Company was awarded a Federal supply contract with the Department of Veteran's Affairs (FSS). The FSS allows the network of veteran and military hospitals to install workstations on a "cost-per-test" basis.

COMPETITION

The "R/S" Series: The R/S series urine sediment workstations automate and standardize routine urine sediment testing, utilizing a patented optic glass flow cell that reduces handling while providing superior image clarity. The R/S series workstations are designed to make urine sediment testing faster, safer, more standardized and less expensive than conventional methodologies. These workstations can literally pay for themselves through elimination of disposables normally associated with urine sediment testing and substantially reducing the waste disposable costs of these disposables. The Company knows of no other product, which competes directly with the "R/S" series workstations. There are, however, five competing technologies for the "R/S" series: (i) traditional use of a microscope to examine a glass slide of urine sediment; (ii) traditional use of a microscope to examine urine sediments introduced into a pre-formed plastic slide assembly; (iii) a video imaging system which automatically "recognizes" and "counts" pre-stored images of "common shapes" found in urine sediment; (iv) a laser based system which detects "abnormal" urines thereby reducing the number which must be manually analyzed; and, (v) pre-screening using chemically treated reagents or "dip" strips.

The oldest technology is the use of a microscope to examine a glass slide of urine sediment. However, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive. Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher due to the shorter product life of plastic slides. The video imaging system currently available on the market provides a "standard procedure" for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine. However, the video imaging systems require expensive proprietary reagents to operate and cost between $85,000 and $200,000 to acquire. The Company believes because the systems are costly, only the largest laboratories can justify the purchase and/or use of such a system. The laser-based system screens-out "normal" urines thereby reducing the number of "abnormal" urines requiring manual analysis. However, in addition to still requiring manual analysis of some samples, the laser-based systems cost approximately $120,000 and require comparatively expensive proprietary reagents to operate, making the system somewhat expensive for normal laboratory implementation. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

The "FE" Series:

The Company knows of no other workstation-system, which standardizes, automates and reduces the cost to collect, process, and analyze fecal concentrates from parasites, eggs and cysts.

The Company, however, expects to encounter competition in the laboratory equipment industry. While the Company believes that its "R/S" and "FE" series workstations are currently the only products of their type in the market, many of the Company's competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines and ancillary services. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. These arrangements may act as a barrier to market entry to the Company's products. Competing companies may succeed in developing products that are more efficacious or less costly and these companies may also be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred by it with respect to those products. There can be no assurance that the Company will be able to compete successfully against any newly developed or improved products.

Disposable Diagnostic Products and Test Kits:

The disposable diagnostic product and test kit market is a multi-billion dollar industry made up of a number of companies, many of whom have more financial resources, research and development, marketing, and distribution capabilities than the Company. The Company therefore believes that the commercial success of these products will depend upon their continued high quality, competitive advantages (including price, quality, service and the ability to transport product cost efficiently) and the distribution efforts of the Company's strategic trading partners.

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

PATENTS AND TRADEMARKS

The Company's continued success rests in part on the uniqueness of its intellectual property. The Company, therefore, continues to build and maintain a worldwide network of patents and trademarks.

Patents:

The Company has been granted 20 patents on its R/S, FE, Parasep and Uriprep technologies. Four patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's workstation-systems. The Company has also been granted similar patent protection in Australia, Brazil, Canada, China, Switzerland, Germany, Spain, France, Great Britain, Greece, Italy, Japan, Portugal, and Singapore. The patents were granted between 1992 and 2002 and will expire between 2012 and 2022. The Company has additional applications for patents pending, both domestic and abroad.

Trade Names:

The Company has been granted trade name protection for "DiaSys" and the following product names (both domestically and abroad): Urizyme, DiaSys, Uriprep, Parasep, and Urisep.

There can be no assurance that any future applications by the Company for patent protection will result in patents being issued, or, if issued, that such patents will provide a competitive advantage or will afford protection against competitors, with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of any patents issued or licensed by the Company. Moreover, there can be no assurance that the Company's non-disclosure agreements and other safeguards will adequately protect its proprietary information and trade secrets or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. Additionally, the Company may not be aware of any infringements on its patents or other protected intellectual property rights. There can be no assurance that if the Company becomes aware of any such infringement that it will have adequate resources to defend its patents or other rights or that it would be successful in such defense.

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

Although the "R/S" and "FE" series workstations are exempt from FDA 510(k) pre-market notification requirements, the development, testing, manufacturing and marketing of the Company's products in the United States are regulated by the FDA, which generally requires clearance of such products before marketing. Moreover, regulatory approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. There can be no assurance that the Company will be able to obtain the necessary regulatory clearance for the manufacturing and marketing of other products, which are currently in the development stage, either in the United States, or in foreign markets on a timely basis or at all. Certain of the Company's future diagnostic products may require submission to the FDA of an application for Pre-market Approval. Delays in receipt of or failure to receive clearances to commence clinical studies or to market products, or loss of previously received clearances, would adversely affect the marketing of the Company's proposed products and, as a result, the Company's future operations.

None of the Company's rapid tests, including the one for multiple myeloma, have been FDA approved.

The Company's Leishmania Rapid Test product for visceral leishmania, also known as kalaazar, received FDA 510(k) clearance in the United States in 2003. Visceral leishmania is the most severe form of leishmania which, if untreated, has a mortality rate of almost 100 percent. The Company is currently selling this product in the United States.

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

However, laboratories must contend with the aforementioned new OSHA and CLIA regulations. Since the Company's products are designed to reduce the amount of labor required to perform laboratory tests and the specimen biohazard exposure, as well as to standardize and improve the analytical quality of the test procedure, the Company believes these factors could enhance its competitive position in the market. There can be no assurance, however, that continued reductions in reimbursements would not have a material adverse affect on the Company's sales and results of operations.

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

Sales to one foreign customer in China as a percentage of net sales totaled 11% and 25% in 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT

The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The research and development is an internal process to the Company and does not typically include the use of third parties for development.

BACKLOG

The Company had unshipped orders totaling $ 219,130 as of June 30, 2004.

EMPLOYEES

As of June 30, 2004 the Company employed 22 persons, 6 of whom were engaged in sales and marketing, 3 in research and development, 9 in manufacturing, and 4 in administrative, finance and other clerical support activities.

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

ITEM 3. LEGAL PROCEEDINGS

In March 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo's Executive Employment Agreement with the Company. In July, 2004, the parties entered into a Settlement Agreement and General Release pursuant to which the Company agreed to pay to Mr. DeMatteo a total of $478,000, which amount has been paid in full.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which 14,102,775 shares were issued and outstanding as of June 30, 2004.

The Company's common stock is traded on the American Stock Exchange (AMEX) under the symbol "DYX".

As of September 28, 2004 the Company's Common Stock was held by approximately 150 holders of record.

To date, the Company has not declared or paid any cash dividends on its common stock, nor does is have the current intention to do so. The Company anticipates that earnings will be used to finance the development and expansion of its business. Further, future financing arrangements may restrict or prohibit the Company's ability to declare and pay dividends without prior lender approval.

The following table sets forth the high and low sales price for the Company's Common Stock as reported by The American Stock Exchange for the periods indicated.

	Common Stock
Year Ended June 30, 2004,	High	Low

4th Quarter	$.77	$.57
3rd Quarter	.88	.48
2nd Quarter	.77	.43
1st Quarter	.89	.65

Year Ended June 30, 2003,	High	Low

4th Quarter	$.80	$.40
3rd Quarter	.88	.40
2nd Quarter	.66	.42
1st Quarter	1.47	.40

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	956,371	$1.42	1,900,000
Equity compensation plans not approved by security holders	370,629	$.77	195,844
Total	1,327,000	$1.24	2,095,844

ISSUANCES OF UNREGISTERED SECURITIES

In February, 2004, the Company issued 200,000 shares of Common Stock to two persons, as compensation for services rendered for services rendered during calendar year 2003. In April, 2004, the Company issued 100,000 Shares of Common Stock to Marshall Witzel, its former Chief Executive Officer, as compensation for services rendered during calendar year 2003. The Company recorded $144,000 of compensation expense in the accompanying Statement of Operations for the Year Ended June 30, 2004.
In March, 2004, the Company issued 26,458 shares, and in June, 2004, issued 8,108 shares of Common Stock to two persons, as compensation for services rendered. The Company recorded $19,050 of legal expense and $5,027 of consulting expense respectively in the accompanying Statement of Operations for the Year Ended June 30, 2004.
In March, 2004, the Company issued an aggregate of 714,323 Shares of Common Stock to seven people in connection with the conversion of an aggregate of $270,000 principal amount of outstanding demand convertible notes.

In May, 2004, the Company issued an aggregate 352,928 shares of Common Stock to three persons as payment in full for outstanding principal and accrued interest of Company promissory notes in the aggregate principal amount of $200,000.

In June 2004, the Company sold an aggregate of 210,065 shares of its Common Stock and issued an aggregate of 210,065 warrants to purchase shares of Common Stock to four persons for aggregate proceeds of $145,000. Shares and warrants are issued at the market price on the day of the transaction.

The shares issued were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent has been instructed not to permit transfers unless it receives an opinion of counsel regarding each such transfer. The Company believes that all persons who acquired such securities were accredited investors, as that term is defined in Rule 591(a) under the Securities Act.

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

LIQUIDITY AND CAPITAL RESOURCES
(In dollars, except for ratios)	2004	2003

TOTAL CURRENT ASSETS	$1,081,329	$1,789,941
TOTAL CURRENT LIABILITIES	1,600,134	1,013,773
WORKING CAPITAL (DEFICIT)	$(518,805)	$776,168

WORKING CAPITAL (DEFICIT) RATIO TO 1	(0.7)	1.8

The Company funds its working capital requirements primarily from its revenues from operations. In addition, during the twelve months ended June 30, 2004, the Company issued an aggregate of $450,000 of promissory notes in consideration for amounts loaned to the Company by certain members of management and other individuals. To date, a total of $250,000 in principal amount of these promissory notes has been converted into shares of common stock of the Company. An additional $145,000 was raised via stock sales from the treasury at market to outside investors. The Company intends to fund its working capital requirements from its revenues from operations. On May 12, 2004 the Company filed a Registration Statement, Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. The Company augments funding its working capital requirements on an as-needed basis through the use of this vehicle. As of June 30, 2004, a total of 172,500 shares had been sold under the Registration Statement. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into alternate financing arrangements with financial institutions should it become practical or advantageous to do so. The Company has no other outstanding debt other than customary trade payables.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

FINANCIAL CONDITION

Working capital decreased by $1,294,973 from June 30, 2003 to June 30, 2004. Cash and equivalents as of June 30, 2004 decreased by $2,213 over the same period. The decrease in cash, cash equivalents and working capital was due primarily to losses from operations and increased non-recurring legal fees in connection with the litigation with the former CEO and co-founder.

Management believes that with ongoing operations and financing available it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months. This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $ 219,130 as of June 30, 2004.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales decreased 31.3% or $848,651 from $2,711,263 in fiscal year 2003 to $1,862,612 in fiscal 2004. The decrease in net sales was due to the transition during the year in the company's sales force. The Company's interim CEO, Marshall Witzel, was discharged from his duties in November and the Executive Vice-President Sales resigned from his duties in May 2004. The company also experienced a reduction in sales volume during the year in Latin America, the Far East and Europe. The company's largest client reduced orders to the Company by $472,928 during the year. In November of 2003, the Company appointed Gregory Witchel to the position of Chief Executive Officer with the primary responsibility for sales worldwide and appointed Jeffrey Aaronson, the Company's Chief Financial Officer to the additional position of President. The Company plans to increase distribution of it's product lines domestically and internationally with the addition of new workstation models and consumable products and the preliminary effects of the sales force re-organization in the domestic market.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company's gross profit decreased by 35.3% or $574,673 from $1,627,466 in fiscal year 2003 to $1,052,793 for fiscal year 2004. This decrease in gross profit results from the decrease in net sales. Gross profit margins decreased nominally due to an increase in the cost of materials used by the Company.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company's SG&A expenses increased 16.6% or $468,639 from $2,819,569 for fiscal year 2003 to $3,288,208 for fiscal year 2004. The increase in SG&A was due primarily to non-recurring legal fees in connection with the litigation with the former CEO and co-founder and the subsequent settlement of that action for $478,000.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased 33.5% to $290,661 for fiscal year 2004 compared to $437,324 for fiscal year 2003. This decrease was due primarily to the need to control expenses and to focus the Company's efforts to projects that are more likely to succeed in the marketplace. The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes. The Company is focusing its research and development on several projects; a more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology, new proprietary consumable products to be used in conjunction with the workstations, a fully automated urinalysis unit and a proprietary series of in-vitro immunoassays. New applications for our technology are also being pursued in the industrial market.

NET LOSS

The Company's net loss increased $ 1,365,407 from $1,620,319 in fiscal year 2003 to $2,985,726 in fiscal year 2004. This increase was due primarily to the reduction in sales from the prior fiscal year as well as non-recurring charges associated with the settlement of litigation with the former CEO and co-founder and accompanying legal fees. The Company also incurred a non-cash charge to earnings in the amount of $ 415,939 as a result of a beneficial conversion and the issuance of warrants in 2004.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials or labor to the Company could affect the prices charged by the Company to its clients.

ITEM 7 - FINANCIAL STATEMENTS

See Page _21.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors" in the Company's definitive Proxy Statement filed on July 20, 2004, pursuant to Regulation 14A, for the Annual Meeting of Shareholders is hereby incorporated herein by reference. Mr. Kenneth Grossman resigned as a Director on August 24, 2004.

ITEM 10 - EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" in the Company's definitive Proxy Statement filed on July 20, 2004, pursuant to Regulation 14A, for the Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement filed on July 20, 2004, pursuant to Regulation 14A, for the Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement filed on July 20, 2004, pursuant to Regulation 14A, for the Annual Meeting of Shareholders is hereby incorporated herein by reference. The following transactions occurred subsequent to the date of such Proxy Statement:

                     On August 12, 2004, Mr. Morris Silverman, a director of the Company, loaned $475,000 to the Company in order to provide working capital and fund the initial installment due to Todd DeMatteo under the Settlement Agreement and General Release dated as of July 16, 2004. Such loan was evidenced by the Company's 6% Convertible Promissory Note, which, by its terms, was convertible into shares of the Company's Common Stock at $.43 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on the day preceding such loan. On September 9, 2004, Mr. Silverman loaned an additional $120,316.47 to the Company to fund the balance of amounts owed to Mr. DeMatteo. Such loan was evidenced by a second 6% Convertible Promissory Note, convertible at $.38 per share, which was the closing price of the Company's Common Stock on the day preceding such loan. Both such loans were governed by a Loan and Security Agreement between the Company and Mr. Silverman pursuant to which Mr. Silverman received a security interest in the Company's assets and was issued 118,750 and 30,079 shares of the Company's Common Stock as additional consideration for the making of the respective loans.

                     Also in connection with such loans, the Company, Mr. Silverman, Mr. Gregory Witchel (a Director and Chief Executive Officer), Mr. Jeffrey B. Aaronson (the Company's President and Chief Financial Officer), Mr. Robert M. Wigoda (a Director) and Mr. Howard Bloom (a Director) entered into an Indemnification and Mutual Contribution Agreement providing for (i) the personal guaranties of portions of the Silverman Loans by Messrs. Witchel, Aaronson, Wigoda and Bloom, and (ii) the issuances by the Company of 8,333 shares to each of such persons as consideration for such guaranties.

                     On September 9, 2004, Mr. Silverman converted both of such loans into Common Stock in accordance with the terms of the Convertible Promissory Notes, resulting in the issuance to Mr. Silverman of 1,109,736 and 316,622 shares of Common Stock.

                      As of June 30, 2004 (i) Mr. Witchel was owed $37,500 in accrued but unpaid salary for the six-month period ended June 30, 2004, (ii) Mr. Witchel was owed $38,654.69 for unreimbursed travel and other expenses incurred for the benefit of the Company, and (iii) Mr. Silverman was owed $37,500 as compensation for his services to the Company during the six-month period ended June 30, 2004. Effective August 17, 2004, Messrs. Witchel and Silverman agreed to accept, in lieu of cash payments, issuance to them of Common Stock of the Company at the closing price of the Company's Stock on the American Stock Exchange on the preceding day, which was $.47 per share, resulting in the issuance of 162,031 shares to Mr. Witchel and 79,787 shares to Mr. Silverman.

                      All shares issued to the Directors and officers referred to above were issued with restrictions limiting the ability of the holders to sell such shares without regulation under the Securities Act of 1933. The Company has no plans to register any of such Shares.
PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) Exhibits

Number	Description of Document
3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994 )
3.2	By-Laws (Incorporated by reference to the Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
10.1	Common Stock Purchase Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.2	Registration Rights Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.3	Consulting Agreement, dated February 17, 2004, with Capital Management Internationale (Incorporated by reference to Exhibit 1.3 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.4	Amendment No. 1 to Common Stock Purchase Agreement with Icon Investors, LLC (Incorporated by reference to Exhibit 1.4 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 27, 2004)
10.5	Rights Agreement (Incorporated by reference to the Exhibit 4.2 to the Registrant's Registration Statement of Form S-3 filed with the Commission on November 27, 2002)
10.6	Loan and Security Agreement dated as of August 12, 2004 between the Registrant and Morris Silverman*
10.7	Indemnification and Mutual Contribution Agreement dated as of August 12, 2004 among Morris Silverman, Gregory Witchel, Robert M. Wigoda, Howard M. Bloom, Jeffrey B. Aaronson and the Registrant*
10.8	Convertible Promissory Note dated as of August 12, 2004 payable to Morris Silverman in the amount of $475,000*
10.9	Convertible Promissory Note dated as of September 9, 2004 payable to Morris Silverman in the amount of $120,316.47*
10.10	Personal Guaranty Agreement of Gregory Witchel dated as of August 13, 2004*
10.11	Personal Guaranty Agreement of Robert M. Wigoda dated as of August 13, 2004*
10.12	Personal Guaranty Agreement of Howard Bloom dated as of August 13, 2004*
10.13	Personal Guaranty Agreement of Jeffrey B. Aaronson dated as of August 13, 2004*
21.1	Subsidiaries of the Registrant: DiaSys Europe, Ltd, a United Kingdom Company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________________
* Filed herewith

(b) Reports Filed on Form 8-K

                  During the quarter ended June 30, 2004, the Registrant filed no Current Reports on Form 8-K.

ITEM 14 - CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have concluded, based on their evaluation within 90 days of the end of the period, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 29, 2004	DiaSys Corporation

By: /s/ Gregory Witchel Gregory Witchel, Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 29, 2004	DiaSys Corporation

By: /s/ Jeffrey B. Aaronson President & Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Witchel Gregory Witchel, Chief Executive Officer and Director	Date: _September 29, 2004

/s/ Jeffrey B. Aaronson Jeffrey B. Aaronson President & Chief Financial Officer	Date: September 29, 2004

/s/ Morris Silverman Morris Silverman Chairman of the Board	Date: September 28, 2004

/s/ NOT SIGNED Robert Wigoda Secretary and Director	Date: September __, 2004

/s/ Sherwin Gilbert Sherwin Gilbert Director	Date: September 28, 2004

/s/ Howard Bloom Howard Bloom Director	Date: September 28, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm:

Consolidated Financial Statements:

Consolidated balance sheet at June 30, 2004

Consolidated statements of operations for the years ended June 30, 2004 and 2003

Consolidated statements of changes in stockholders' equity and other comprehensive income (loss) for the years ended June 30, 2004 and 2003

Consolidated statements of cash flows for the years ended June 30, 2004 and 2003

Consolidated notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
DiaSys Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of DiaSys Corporation and subsidiary as of June 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity and other comprehensive income (loss) and cash flows in each of the two years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation and subsidiary at June 30, 2004, and the results of their operations and their cash flows for the each of the two years in the period ended June 30, 2004,, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Hartford, CT
September 28, 2004

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

Assets
CURRENT ASSETS:
Cash and equivalents	$69,806
Restricted cash	12,141
Accounts receivable, less allowance for doubtful accounts of $ 18,995	396,636
Finance receivables, net	50,319
Inventories	441,307
Prepaid expenses and other current assets	111,120
Total Current Assets	1,081,329

EQUIPMENT, FURNITURE AND FIXTURES, LESS ACCUMULATED DEPRECIATION of $528,905	221,866

OTHER ASSETS:
Patents, less accumulated amortization of $ 950,180	2,039,116
Other assets-non-current	10,151
Long-term finance receivables, net	8,220
Total Other Assets	2,057,487
TOTAL ASSETS	$3,360,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$688,604
Accrued expenses	687,652
Due to bank	23,878
Loans payable from shareholders	200,000
Total Current Liabilities	1,600,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares 14,202,775 issued and outstanding June 30, 2004	14,203
Additional paid-in-capital	17,736,298
Accumulated deficit	(16,089,735)
Accumulated other comprehensive income	99,782
Total Stockholders' Equity	1,760,548
Total Liabilities and Stockholders' Equity	$3,360,682

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended June 30,
	2004	2003

NET SALES	$1,862,612	$2,711,263

COST OF GOODS SOLD	809,819	1,083,797

GROSS PROFIT	1,052,793	1,627,466

OPERATING EXPENSES
Selling	641,176	1,195,896
General & administrative	2,647,032	1,623,673
Research & development	290,661	437,324
	3,578,869	3,256,893

LOSS FROM OPERATIONS	(2,526,076)	(1,629,427)

OTHER INCOME:
Interest income	5,266	16,589
Interest expense	(453,168)	(5,537)

LOSS BEFORE INCOME TAXES	(2,973,978)	(1,618,375)

INCOME TAXES	(11,748)	(1,944)

NET LOSS	$(2,985,726)	$(1,620,319)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,778,508	10,904,694

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.23)	$(0.15)

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER
COMPREHENSIVE INCOME (LOSS)

	Common Stock Shares	Par Value	Preferred Stock Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
BALANCE JULY 1, 2002	10,674,971	$10,675	-	-	$15,708,306	$21,808	$(11,483,690)	$4,257,099
Issuance of common stock for note payable	863,874	864	-	-	344,686	-	-	345,550
Issuance of common stock for note payable	254,548	254	-	-	101,560	-	-	101,814
Issuance of common stock for note payable	250,000	250	-	-	99,750	-	-	100,000
Issuance of common stock for note payable	125,000	125	-	-	49,875	-	-	50,000
Issuance of common stock for note payable	125,000	125	-	-	49,875	-	-	50,000
Issuance of common stock for note payable	125,000	125	-	-	49,875	-	-	50,000
Net loss	-	-	-	-	-	-	(1,620,319)	(1,620,319)
Foreign currency translation adjustment	-	-	-	-	-	20,511	-	20,511
BALANCE JULY 1, 2003	12,418,393	$12,418	-	-	$16,403,927	$42,319	$(13,104,009)	$3,354,655

Net loss	-	-	-	-	-	-	(2,985,726)	(2,985,726)
Stock compensation award	300,000	300	-	-	143,700	-	-	144,000
Stock Compensation award	26,458	26	-	-	19,024	-	-	19,050
Stock compensation award	8,108	8	-	-	5,019	-	-	5,027
Conversion of notes payable	1,067,251	1,068	-	-	488,427	-	-	489,495
Issuance of common stock warrants	-	-	-	-	383,439	-	-	383,439
Beneficial conversion on note payable	-	-	-	-	32,500	-	-	32,500
Foreign currency translation adjustment	-	-	-	-	-	57,463	-	57,463
Sale of Common Stock	382,565	383	-	-	260,262	-	-	260,645
BALANCE JUNE 30, 2004	14,202,775	$14,203	-	-	$17,736,298	$99,782	$(16,089,735)	$1,760,548

Comprehensive loss, i.e., net loss plus other comprehensive income (loss) totals

$ (2,928,263) in 2004 and $ (1,599,808) in 2003.

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003
Net Loss
Adjustments to reconcile net loss to net cash flows used in operating activities:	$(2,985,726)	$(1,620,319)
Amortization of patents and software	185,012	192,807
Depreciation of equipment, furniture and fixtures	69,260	65,751
Write off of other receivable	29,833	-
Stock compensation	168,077	-
Charge for beneficial conversion of note payable	32,500	-
Common stock warrants	383,439	-
Changes in assets and liabilities:
Accounts receivable	504,323	(415,859)
Inventories	33,463	68,313
Prepaid expenses and other current assets	24,305	(27,920)
Other assets	6,151	37,438
Accounts payable and accrued expenses	706,360	(30,651)
Net cash flows used in operating activities	(843,005)	(1,456,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(41,291)	(24,443)
Finance receivables	110,141	137,494
Costs of computer software	(222)	(22,163)
Costs of patents	-	(28,683)
Decrease(increase)in restricted cash	104,056	(116,197)
Net cash flows provided by (used in) investing activities	172,684	(53,992)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	260,645	-
Proceeds from loans from shareholders	450,000	1,017,364
Payments on loans from shareholders	(100,000)	-
Net cash flows provided by financing activities	610,645	1,017,364
Effect of foreign currency translation on cash	57,463	20,511
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,213)	(472,173)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	72,019	544,192
CASH AND EQUIVALENTS, END OF YEAR	$69,806	$72,019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,102	$15,466
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$489,495	$697,364
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

Management's Plan: The Company has a stockholders' deficit of $16,089,735 from inception and a working capital deficiency of $518,805 as of June 30, 2004. The Company intends to fund its working capital requirements from its revenues from operations. On May 12, 2004 the Company filed a Registration Statement, Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. The Company augments funding its working capital requirements on an as-needed basis through the use of this vehicle. As of June 30, 2004, a total of 172,500 shares had been sold under the Registration Statement. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into alternate financing arrangements with financial institutions should it become practical or advantageous to do so. The Company has no other outstanding debt other than customary trade payables.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: The Company records revenue when merchandise is shipped to its customers and the Company has no further obligation to provide services related to such merchandise. These revenues are recorded net of sales returns and allowances. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when the products are returned. The Company's customer return policy allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to vendors for credit.

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

Income Taxes: Deferred income taxes are provided based on the difference between the financial statement and income tax basis of assets and liabilities, principally bad debt expense and net operating loss carry-forwards, at currently enacted tax rates.

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

Computer Software: Computer software is recorded at cost and is amortized over a 3-5 year lives.

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

Loss Per Share: Basic loss per share is based upon the weighted average of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share. If the assumed exercise of certain stock options had been dilutive, the incremental average shares outstanding would have been 905,250 and 642,500 for 2003 and 2002, respectively.

Stock Options: The Company accounts for stock option grants using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2003 and 2002. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FAS 123". FAS No. 148 provides additional transition guidance for those entities that elect to voluntary adopt the accounting provisions of FAS No. 123, "Accounting for Stock-Based Compensation". FAS No. 148 also mandates certain new disclosures that are incremental to those required by FAS No. 123. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of FAS No. 148 during the third quarter of fiscal 2003.

SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be disclosed in the notes to financial statements. The Company has computed the pro forma disclosure required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used are as follows:

	2004	2003
Risk free interest rate	3.42%	3.42%
Expected dividend yield	0.0%	0.0%
Expected lives	5 years	8 years
Expected volatility	77.18%	88.21%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net loss and pro-forma net loss per common share would have increased to the pro-forma amounts indicated below:

	2004	2003

Net loss, as reported	$(2,985,726)	$(1,620,319)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards.	(348,430)	(893,671)
Pro forma net loss	$(3,334,156)	$(2,513,990)

Net loss per share:
Basic and diluted - as reported	$(0.23)	$(0.15)

Basic and diluted - pro forma	$(0.26)	$(0.23)

Other disclosures required by SFAS No. 123 have been included in Note 10.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2004 and 2003 amounted to $41,096 and $40,087, respectively.

New Accounting Pronouncements: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded on other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management has evaluated the provisions of this statement, and does not believe that it has an impact on the Company's consolidated financial statements.

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

NOTE 3 - FINANCE RECEIVABLES:

Net investment in sales-type leases are summarized as follows as of June 30, 2004:

Minimum lease payments receivable	$65,195
Unearned income	(6,656)
Net investment in sales-type leases	58,539
Less: current portion	(50,319)

Long-term Finance receivable	$8,220
Minimum lease payments to be received under the above lease agreements as of June 30, 2004, are as follows:

Year Ended June 30:
2005	$56,040
2006	8,148
2007	1,007
$65,195

NOTE 4 - INVENTORIES:

Inventories at June 30, 2004 consist of the following:

Raw material	$285,260
Finished goods	156,047
$441,307

NOTE 5 - CONCENTRATION OF CREDIT RISK: Net finance receivables due within one year total $50,319 excluding interest, with net long-term finance receivables due in more than one year total $8,220, excluding interest. The Company performs credit evaluations and acquires a security interest in each finance receivable and trade receivable pursuant to the Uniform Commercial Code (see Note 12).

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and Equipment at June 30, 2004 are summarized as follows:

		Estimated Useful Life
Machinery and equipment	$554,586	10 years
Furniture and fixtures	108,392	3 to 5 years
Computer software	44,624	3 to 5 years lesser of useful life or life
Leasehold improvements of lease	43,169
	750,771
Less accumulated depreciation	528,905
	$221,866
NOTE 7 - ACCRUED EXPENSES

Accrued Expenses are summarized as follows:

Litigation Settlement	$478,000
Accrued payroll	83,375
Accrued inventory purchases	2,734
Other accrued expenses	123,543
Total	$687,652
NOTE 8 - INCOME TAXES:

For income tax reporting purposes, the Company has a December 31 year-end. The Company has a net operating loss carry-forward of approximately $15,000,000 at June 30, 2004 (including net losses for the six months ended June 30, 2004), which can be used to offset future federal taxable income through 2024.

The Company follows SFAS No. 109, "Accounting for Income Taxes". This statement requires that deferred income tax assets and liabilities reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The significant components of the Company's deferred tax assets at June 30, are summarized below:

2004
Allowance for doubtful accounts	$7,600
Net operating loss tax carry forwards	6,006,200
6,013,800
Valuation allowance	(6,013,800)
$-

The Company also has federal and state research and development credit carry-forwards of approximately $47,000 which begin to expire in fiscal 2015. The Tax Reform Act of 1986 contains certain provisions that limit the Company's ability to utilize net operating loss and tax credit carry-forwards in any given year resulting from cumulative changes in ownership interests in excess of 50% over a three-year period.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net loss, that a full valuation allowance is appropriate at June 30, 2004.

NOTE 9 - PREFERRED STOCK:

The Board of Directors is authorized to issue 100,000 shares of Preferred Stock, $.001 par value, in one or more series and, to the extent now or hereafter permitted by the laws of the State of Delaware, to fix and determine the preferences, voting powers, qualifications and special and relative rights or privileges of each series.

NOTE 10 - STOCK OPTION PLANS:

The Company maintains four stock option plans, its 1993 Incentive Stock Option Plan (the "1993 ISO Plan"), its 2000 Incentive Stock Option Plan (the "2000 ISO Plan"), and its 2004 Stock Option and Award Plan (the "2004 Plan"), (and constitute together with the 2000 ISO Plan and 1993 ISO Plan, the "ISO Plans") and its 2000 Non-qualified Incentive Stock Option Plan (the "2000 NQSO Plan" and, together with the ISO Plans, the "Plans" and individually, a "Plan"). The ISO Plans are maintained under Section 422 of the Internal Revenue Code. The Company has reserved 1,000,000 shares of its common stock for the purpose of granting options (the "Options") under each of the 1993 ISO Plan and the 2000 NQSO Plan. The Company has reserved 500,000 shares of its common stock for the purpose of granting Options under the 2000 ISO Plan. Under each of the 1993 ISO plan, the 2000 ISO Plan and the 2000 Non-Qualified Plan, Options are granted to the Company's officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis. No Options may be granted under the 1993 ISO Plan after November 14, 2003, and no Options may be granted under the 2000 ISO Plan after January 18, 2011. Under each Plan, no Options may be exercised until the twenty-fourth month following the date the Option was granted. At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option. Options may not be exercisable more than ten years after the date of grant (five years if held by a person holding more than 10% of total voting rights of the Company's outstanding capital stock at the date of grant). The 2004 Plan provides for the granting of incentive sock options, non-qualified stock options and stock awards covering up to 2,500,000 shares to key employees, officers, directors and others upon terms to be determined in the discretion of the Board of Directors.

Unless otherwise provided, no Options granted under the Plans are transferable by the Optionee other than by will or by the law of descent and distribution. Options granted under the Plans terminate within a specified period of time following termination of an Optionee's employment.

Under each Plan, the exercise price of the Options shall be equal to or greater than the fair market price of the Company's common stock on the date the Option is granted. With respect to an Option granted to a person who possesses more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant, the exercise price of the Option must be at least equal to 110% of the fair market value of the shares subject to the Option on the date of the grant.

The aggregate fair market value of the common stock (determined at the date of the Option grant) for which stock options granted under the ISO Plans that may become first exercisable in a calendar year may not exceed $100,000.

Options under the ISO Plans are summarized as follows:

	Year Ended June 30, 2004		Year Ended June 30, 2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at beginning of year	913,000	$3.01	1,412,000	$3.24
Options granted	785,000.69		18,000.70
Options expired/withdrawn	(741,629)	2.60	(517,000)	3.62
Options outstanding at end of year	956,371	$1.42	913,000	$3.01
Options exercisable:
Number of shares	181,750	$4.49	815,250	$3.18

The Company accounts for options granted to consultants using the Black-Scholes method prescribed by SFAS No. 123 and in accordance with Emerging Issues Task Force Consensus No. 96 - 18.

On July 10, 2003, the Board of Directors approved the issuance of 185,000 options under the Company's 2000 ISO Plan and 530,000 options under the Company's 2000 NQSO Plan to certain officers and directors of the Company. The exercise price for all of the options issued was $0.77 per share.

On February 13, 2004 the Board of Directors approved the issuance of 600,000 options under the Company's 2004 Plan to certain officers and directors of the Company. The exercise price for all of the options issued was $0.66 per share.

The following table summarizes option data as of June 30, 2004 with respect to all outstanding Options:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable		Weighted Average Exercise Price
$0.46 - $2.50	1,196,000	7.10	$.75	50,750		$1.20
$2.51 - $5.00	88,000	3.20	$4.21	88,000		$4.21
$5.01 - $7.50	0	0	$0		$
$7.51 - $10.00	43,000	5.50	$8.95	43,000		$8.93
Total	1,327,000			181,750

NOTE 11 - COMMITMENTS:

Leases: The following is the future minimum rental payment required for all non-cancelable operating leases:

Year Ended June 30:
2005	$148,718
2006	101,773
2007	36,050
2008	36,050
2009	36,050

2010 and thereafter	102,142
$460,783

The rent expense for the years ended June 30, 2004 and 2003 was $162,010 and $147,439, respectively.

Officer's And Employee Compensation: There are no employment agreements for any officers of the Company.

NOTE 12 - MAJOR CUSTOMERS:

Sales to one foreign customer in China as a percentage of net sales totaled 11% and 25% in 2004 and 2003, respectively. The total accounts receivable for this customer accounted for 31% of the total accounts receivable as of June 30, 2004.

NOTE 13 - COMMON STOCK:

In February, 2004, the Company issued 200,000 shares of Common Stock to two persons, as compensation for services rendered for services rendered during calendar year 2003. In April, 2004, the Company issued 100,000 Shares of Common Stock to Marshall Witzel, its former Chief Executive Officer, as compensation for services rendered during calendar year 2003. The Company recorded $144,000 of compensation expense in the accompanying Statement of Operations for the Year Ended June 30, 2004.

In March, 2004, the Company issued 26,458 shares, and in June, 2004, issued 8,108 shares of Common Stock to two persons, as compensation for services rendered. The Company recorded $19,050 of legal expense and $5,027 of consulting expense respectively in the accompanying Statement of Operations for the Year Ended June 30, 2004.

In March, 2004, the Company issued and aggregate of 714,323 Shares of Common Stock to seven people in connection with the conversion of an aggregate of $270,000 principal amount of outstanding demand convertible notes.

In May, 2004, the Company issued an aggregate 352,928 shares of Common Stock to three persons as payment in full for outstanding principal and accrued interest of Company promissory notes in the aggregate principal amount of $200,000.

In June 2004, the Company sold an aggregate of 210,065 shares of its Common Stock and issued an aggregate of 210,065 warrants to purchase shares of Common Stock to four persons for aggregate proceeds of $145,000. Shares and warrants are issued at the market price on the day of the transaction.

On August 12, 2004, Mr. Morris Silverman, a director of the Company, loaned $475,000 to the Company in order to provide working capital and fund the initial installment due to Todd DeMatteo under the Settlement Agreement and General Release dated as of July 16, 2004. Such loan was evidenced by the Company's 6% Convertible Promissory Note, which, by its terms, was convertible into shares of the Company's Common Stock at $.43 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on the day preceding such loan. On September 9, 2004, Mr. Silverman loaned an additional $120,316.47 to the Company to fund the balance of amounts owed to Mr. DeMatteo. Such loan was evidenced by a second 6% Convertible Promissory Note, convertible at $.38 per share, which was the closing price of the Company's Common Stock on the day preceding such loan. Both such loans were governed by a Loan and Security Agreement between the Company and Mr. Silverman pursuant to which Mr. Silverman received a security interest in the Company's assets and was issued 118,750 and 30,079 shares of the Company's Common Stock as additional consideration for the making of the respective loans.

Also in connection with such loans, the Company, Mr. Silverman, Mr. Gregory Witchel (a Director and Chief Executive Officer), Mr. Jeffrey B. Aaronson (the Company's President and Chief Financial Officer), Mr. Robert M. Wigoda (a Director) and Mr. Howard Bloom (a Director) entered into an Indemnification and Mutual Contribution Agreement providing for (i) the personal guaranties of portions of the Silverman Loans by Messrs. Witchel, Aaronson, Wigoda and Bloom, and (ii) the issuances by the Company of 8,333 shares to each of such persons as consideration for such guaranties.

On September 9, 2004, Mr. Silverman converted both of such loans into Common Stock in accordance with the terms of the Convertible Promissory Notes, resulting in the issuance to Mr. Silverman of 1,109,736 and 316,622 shares of Common Stock.

As of June 30, 2004 (i) Mr. Witchel was owed $37,500 in accrued but unpaid salary for the six-month period ended June 30, 2004, (ii) Mr. Witchel was owed $38,654.69 for unreimbursed travel and other expenses incurred for the benefit of the Company, and (iii) Mr. Silverman was owed $37,500 as compensation for his services to the Company during the six-month period ended June 30, 2004. Effective August 17, 2004, Messrs. Witchel and Silverman agreed to accept, in lieu of cash payments, issuance to them of Common Stock of the Company at the closing price of the Company's Stock on the American Stock Exchange on the preceding day, which was $.47 per share, resulting in the issuance of 162,031 shares to Mr. Witchel and 79,787 shares to Mr. Silverman.

Note 14 - LITIGATION UPDATE

In March, 2003, Mr. Todd DeMatteo, the former President and Chief Executive Officer of the Company, commenced legal proceedings against the Company in Connecticut Superior Court seeking damages in the amount of $875,000 for breach of Mr. DeMatteo's Executive Employment Agreement with the Company. The Company arranged to have such proceedings stayed pending arbitration of the amounts in question as required by the terms of the Agreement. Mr. DeMatteo subsequently commenced an arbitration proceeding against the Company relating to the same subject matter. On July 16, 2004, the parties entered into a Settlement and General Release providing for the payment by the Company of a total of $478,000 in full and final settlement of the matter. This amount was accrued for in Accrued Expenses on the accompanying balance sheet at June 30, 2004. Of such amount, $278,000 was due on or before August 16, 2004 and has been paid and the balance of $200,000 was due on September 16, 2004 and has been paid.