Form 10QSB
period 2004-09-30
DIASYS CORP
filed 2004-11-12
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:   ☒  Yes   No ☐

As of October 28, 2004, the Company had 16,497,109 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION
Signatures	12
Certification
Exhibit Index

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	September 30, 2004	June 30, 2004
CURRENT ASSETS:
Cash and equivalents	$16,828	$69,806
Restricted cash	-	12,141
Accounts receivable, less allowance for doubtful accounts of $ 18,995	357,219	396,636
Finance receivables, net	39,349	50,319
Inventories	399,035	441,307
Prepaid expenses and other current assets	115,889	111,120
Total Current Assets	928,320	1,081,329
EQUIPMENT, FURNITURE AND FIXTURES, LESS ACCUMULATED
DEPRECIATION of $545,190 AND $528,905 RESPECTIVELY	204,566	221,866
OTHER ASSETS:
Patents, less accumulated amortization of $981,991 and $950,180, respectively	2,007,307	2,039,116
Other assets	10,151	10,151
Long-term finance receivables, net	3,978	8,220
Total Other Assets	2,021,436	2,057,487
TOTAL ASSETS	$3,154,322	$3,360,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$555,707	$688,604
Accrued expenses	182,914	687,652
Due to bank	13,375	23,878
Loans payable to shareholders	200,000	200,000
Total Current Liabilities	951,996	1,600,134
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares	16,390	14,203
16,390,612 and 14,202,775 issued and outstanding September 30, 2004 and June 30, 2004, respectively
Additional paid-in-capital	18,675,776	17,736,298
Accumulated deficit	(16,581,734)	(16,089,735)
Accumulated other comprehensive income	91,894	99,782
Total Stockholders' Equity	2,202,326	1,760,548
Total Liabilities and Stockholders' Equity	$3,154,322	$3,360,682

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30
	2004	2003
NET SALES	$564,812	$361,388

COST OF GOODS SOLD	284,732	140,922

GROSS PROFIT	280,080	220,466

OPERATING EXPENSES
Selling	190,386	150,529
General andAdministrative	424,476	598,584
Research and Development	84,206	69,033

Total Operating Expenses	699,068	818,146

LOSS FROM OPERATIONS	(418,988)	(597,680)

INTEREST EXPENSE	(73,011)	(30,584)

NET LOSS	$(491,999)	$(628,264)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,920,457	12,418,393

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.05)

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(unaudited)
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity
BALANCE JULY 1, 2004	14,202,775	$14,203	$17,736,298	$99,782	$(16,089,735)	$1,760,548

Net loss	-	-	-	-	(491,999)	(491,999)

Conversion of accrued payroll	241,818	242	113,413	-		113,655

Stock compensation awards	148,829	149	56,406	-	-	56,555

Stock compensation awards	33,332	33	12,633	-	-	12,666

Conversion of notes payable	1,426,358	1,426	596,077	-	-	597,503

Sale of common stock	337,500	337	160,949	-	-	161,28

Foreign currency translation adjustment	-	-	-	(7,888)	-	(7,888)

BALANCE SEPTEMBER 30, 2004	16,390,612	$16,390	$18,675,776	$91,894	$(16,581,734)	$2,202,326

Comprehensive loss, ie net loss $(491,999)plus other comprehensive (loss) $(7,888) totals $(499,887) for the three month period ended September 30, 2004

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003
Net Loss	$(491,999)	$(628,264)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	31,809	48,261
Depreciation of equipment, furniture and fixtures	17,300	14,632
Write off of other receivable	-	29,833
Stock Compensation	71,408	-
Charge for beneficial conversion of note payable	-	32,500
Changes in assets and liabilities:
Accounts receivable	39,417	495,388
Inventories	42,272	(87,032)
Prepaid expenses and other current assets	(4,769)	(1,924)
Other assets	-	35,984
Accounts payable and accrued expenses	(534,484)	49,519
Net cash flows used in operating activities	(829,045)	(11,103)
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables	15,212	27,494
Decrease in restricted cash	12,141	-
Net cash flows provided by (used in) investing activities	27,353	27,494
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	161,286	-
Proceeds from loans from shareholders	595,316	50,000
Net cash flows provided by financing activities	756,602	50,000
Effect of foreign currency translation on cash	(7,888)	17,778
NET CHANGE IN CASH AND CASH EQUIVALENTS	(52,978)	84,169
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	69,806	72,019
CASH AND EQUIVALENTS, END OF PERIOD	$16,828	$156,188
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,790	$-
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$597,503	$-
Conversion of accrued payroll	$113,655	$-
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2003

(UNAUDITED)

Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

Note 2. Stock Based Compensation:

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net loss would have been adjusted to reflect the following pro forma amounts:

	For the Quarter ended September 30,
	2004	2003
Loss: As reported	$(491,999)	$(628,264)

Effect of stock-based employee compensation expense determined under fair valuation method for all awards, net of any related tax effects	(49,399)	(99,142)
Pro forma loss	$(541,398)	$(727,406)
Loss per common share:
Basic and diluted loss per share:
As reported	$(0.03)	$(0.05)
Pro forma	$(0.04)	$(0.06)

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

Note 4. Loans Payable from Shareholders

Notes payable include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are not members of management.

Note 5. Stock Awards

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

On September 9, 2004, Mr. Silverman converted both loans into Common Stock in accordance with the terms of the Convertible Promissory Notes, resulting in the issuance to Mr. Silverman of 1,109,736 and 316,622 shares of Common Stock.

As of June 30, 2004 (i) Mr. Witchel was owed $37,500 in accrued but unpaid salary for the six-month period ended June 30, 2004, (ii) Mr. Witchel was owed $38,654.69 for unreimbursed travel and other expenses incurred for the benefit of the Company, and (iii) Mr. Silverman was owed $37,500 as compensation for his services to the Company during the six-month period ended June 30, 2004. Effective August 17, 2004, Messrs. Witchel and Silverman agreed to accept, in lieu of cash payments, issuance to them of Common Stock of the Company at the closing price of the Company's Stock on the American Stock Exchange on the preceding day, which was $.47 per share, resulting in the issuance of 162,031 shares to Mr. Witchel and 79,787 shares to Mr. Silverman

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations. In addition, during the three months ended September 30, 2004, the Company issued an aggregate of $595,316 of promissory notes in consideration for amounts loaned to the Company by Mr. Morris Silverman, a Director of the Company. The total of these promissory notes has been converted into shares of common stock of the Company. The Company sold at market in the last three months stock totaling $161,286 to outside investors. On May 12, 2004 the Company filed a Registration Statement on Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. The Company augments funding its working capital requirements on an as-needed basis through the use of this vehicle.The Company does not currently plan on entering into any other financing arrangements with any financial institutions and intends to continue to also fund its working capital requirements from its revenues from operations. However, if necessary or conditions warrant, the Company may borrow additional funds fromprivate individuals, including members of management, or enter into other financing arrangements with financial institutions should it become practical or advantageous to do so. The Company has no other outstanding debt other than customary trade payables. Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months. This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $159,321 as of September 30, 2004. As of September 30, 2004, the Company had cash and cash equivalents of $16,828 compared to $81,947 at June 30, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003.

Net Sales:
The Company's net sales for the three-month period ended September 30, 2004 increased $203,424 to $564,812 or 56.3%, compared to the same period of the prior year. The increase in net sales was primarily due to the following factors: (i) The Company's partner in South East Asia has resumed orders to DiaSys Corporation at an increased level from last year's sales on an annualized basis; (ii) Production problems related to the paracep tube have been rectified and back order issues were rectified.

Gross Profit and Gross Profit Margins:
Gross profit for the three-month period ended September 30, 2004 increased 27.0% from $220,466 to $280,080. Gross profit margins for the three-month period decreased from the prior year from 61.0% to 49.6% for the three-month period. This was, in part, due to an increase in pricing from a consumable supplier. The Company is looking into alternate suppliers for these products.

Selling, General & Administrative (SG&A Expense):
For the three-month period ended September 30,, 2004, SG&A decreased $134,251 or 17.9% from $749,113 to $614,862 over the comparable prior period. The decrease in SG&A for the quarter was due to a reduction in legal fees that were associated with the arbitration proceedings against Todd DeMatteo the Company's former President and Chief executive Officer.

Research and Development (R&D):
R&D expenses for the three-month period ended September 30, 2004 increased 22.0% to $84,206 compared to $69,033 for the same period last year. The increase in research and development is due to the introduction and ongoing development of new products that integrate into the Company's current product offerings. The Company will be increasing its research and development activities focusing on both improvements to its existing products and the introduction of new consumable products.

Interest Expense:
Interest expense increased $42,427 for the three-month period ended September 30, 2004 from interest expense in the comparable prior period. The increase was the result of stock compensation given to Mr. Silverman and certain guarantors of these loans.

Net Loss:
For the three-month period ended September 30, 2004, net loss decreased $136,265 to $491,999 down from $628,264 for the same period of the prior year. The decrease in net loss was due to the increase in gross profit above prior years figures as well as the reduction primarily of legal expense as compared to the prior year.

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

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)               The annual meeting of shareholders of the Company was held on Tuesday, August 17, 2004.

(b)                All director nominees were elected as follows:

Director	Votes For	Votes Withheld

Morris Silverman	10,509,496	316,145
Gregory Witchel	10,523,796	301,845
Robert M. Wigoda	10,577,379	301,845
Howard Bloom	10,556,762	268,879
Sherwin Gilbert	10,563,196	262,455
Kenneth Grossman	10,553,196	272,455

(c)               Certain matters voted upon at the meeting and the votes cast with respect to such matters were as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Prior Issuance of 3,839,410 shares to officers and directors	1,540,230	385,225	26,250 (1)	5,119,644
Ratification of adoption of 2004 Stock Option and Award Plan	5,288,533	385,464	32,000	5,119,644
Ratification of appointment of auditors	10,772,239	-0-	27,150	-0-

(1) Does not include any shares held by those officers and directors to whom the prior issuances were made.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits filed with this report:

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K:

During the period covered by this report, the Company filed Current Reports on Form 8-K as follows:

1.	On July 20, 2004, the Company reported the settlement of litigation with its former chief executive officer, Todd V. DeMatteo.

2.	On August 31, 2004, the Company reported the resignation of Kenneth Grossman as a director of the Company.

3.	On September 9, 2004, the Company reported final payment of amounts due pursuant to its settlement with Todd V. DeMatteo.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: November 12, 2004	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: November 12, 2004	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, President and Chief Financial Officer