Form 10QSB
period 2004-12-31
DIASYS CORP
filed 2005-02-14
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period N/A to N/A

Commission File number: 0-24974

DiaSys Corporation

(Exact name of small business issuer as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

06-1339248

(I.R.S. Employer Identification No.)

81 West Main Street, Waterbury, CT 06702

(Address of principal executive offices)

203-755-5083

(Issuer's Telephone number including area code)

None

(Former name, address and/or fiscal year if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:    ☒  Yes   No ☐

As of January 31 , 2004, the Company had 18,160,125 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION
Signatures	11
Certification
Exhibit Index

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	31-Dec-04 (unaudited)	30-Jun-04
CURRENT ASSETS:
Cash and equivalents	$318,476	$69,806
Restricted cash	-	12,141
Accounts receivable, less allowance for doubtful accounts of $ 18,995 and 13,276, respectively	348,117	396,636
Finance receivables, net	29,195	50,319
Inventories	388,688	441,307
Prepaid expenses and other current assets	146,881	111,120
Total Current Assets	1,231,357	1,081,329
EQUIPMENT, FURNITURE AND FIXTURES, LESS
Accumulated depreciation of $564,664 and $528,905, respectively	205,552	221,866
OTHER ASSETS:
Patents, less accumulated amortization of $1,013,798 and $950,180, respectively	1,975,498	2,039,116
Other assets-non-current	10,151	10,151
Long-term finance receivables, net	3,016	8,220
Total Other Assets	1,988,665	2,057,487
TOTAL ASSETS	$3,425,574	$3,360,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$471,224	$688,604
Accrued expenses	180,030	687,652
Due to bank	-	23,878
Loans payable to shareholders	430,000	200,000
Total Current Liabilities	1,081,253	1,600,134
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares
18,010,125 and 14,202,775 issued and outstanding December 31,2004 and June 30, 2004, respectively	18,010	14,203
Additional paid-in-capital	19,386,715	17,736,298
Accumulated deficit	(17,166,430)	(16,089,735)
Accumulated other comprehensive income	106,026	99,782
Total Stockholders' Equity	2,344,321	1,760,548
Total Liabilities and Stockholders' Equity	$3,425,574	$3,360,682

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended December 31,			Six Months Ended December 31,
		2004	2003	2004	2003
NET SALES		$569,316	$466,391	$1,134,128	$827,779

COST OF GOODS SOLD		243,021	199,963	527,752	340,885

GROSS PROFIT		326,295	266,428	606,376	486,894

OPERATING EXPENSES
Selling		224,304	186,554	414,690	337,083
General & administrative		609,661	568,960	1,034,137	1,167,543
Research & development		57,499	42,228	141,705	111,261
		891,464	797,742	1,590,532	1,615,887

LOSS FROM OPERATIONS		(565,169)	(531,314)	(984,156)	(1,128,994)

OTHER INCOME:
Interest income		(1,214)	-	(1,214)	(4,730)
Interest expense		20,742	22,949	93,753	58,263

LOSS BEFORE INCOME TAXES		(584,697)	(554,263)	(1,076,695)	(1,182,527)

INCOME TAXES		-	-	-	-

NET LOSS	$	$ (584,697)	$(554,263)	$(1,076,695)	$(1,182,527)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		16,533,357	12,418,393	15,726,907	12,418,393

BASIC AND DILUTED LOSS PER COMMON SHARE		$(0.04)	$(0.04)	$(0.07)	$(0.10)

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2004
(unaudited)
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity
BALANCE JULY 1, 2004	14,202,775	$14,203	$17,736,298	$99,782	$(16,089,735)	$1,760,548

Net loss	-	-	-	-	(1,076,695)	(1,076,695)

Conversion of accrued payroll	241,818	242	113,413	-	-	113,655

Stock compensation awards	148,829	149	56,406	-	-	56,555

Stock compensation awards	33,332	33	12,633	-	-	12,666

Stock compensation awards	50,000	50	16,450	-	-	16,500

Stock compensation awards	-	-	72,965	-	-	72,965

Conversion of notes payable	1,426,358	1,426	596,077	-	-	597,503

Conversion of notes payable	135,513	136	50,004	-	-	50,140

Sale of common stock	1,250,000	1,250	498,750	-	-	500,000

Sale of common stock	521,500	521	233,719	-	-	234,240

Foreign currency translation adjustment	-	-	-	6,244	-	6,244

BALANCE DECEMBER 31, 2004	18,010,125	$18,010	$19,386,715	$106,026	$(17,166,430)	$2,344,321

Comprehensive Loss: ie net (loss) $(1,076,695) plus other income $6,244 totals $(1,070,451) for the six month period ended December 31, 2004

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003
Net Loss	$(1,076,695)	$(1,182,527)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	63,618	99,633
Depreciation of equipment, furniture and fixtures	22,160	57,226
Write off of other receivable	-	29,833
Stock Compensation	158,686	144,000
Charge for beneficial conversion of note payable	-	32,500
Changes in assets and liabilities:
Accounts receivable	54,238	616,189
Finance receivables	26,328	50,200
Inventories	52,619	(14,785)
Prepaid expenses and other current assets	(35,761)	2,893
Other assets	-	35,984
Accounts payable and accrued expenses	(635,226)	24,398
Net cash flows used in operating activities	(1,370,033)	(104,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(9,238)	-
Decrease in restricted cash	12,141	20,538
Net cash flows provided by investing activities	2,903	20,538
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	734,240	-
Proceeds from loans from shareholders	875,316	45,954
Net cash flows provided by financing activities	1,609,556	45,954
Effect of foreign currency translation on cash	6,244	(3,438)
NET CHANGE IN CASH AND CASH EQUIVALENTS	248,670	(41,401)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	69,806	72,019
CASH AND EQUIVALENTS, END OF PERIOD	$318,476	$30,618
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,404	$-
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$647,643	$-
Conversion of accrued payroll	$113,655	$-
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2004 and 2003

(UNAUDITED)
Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

Note 2. Stock Based Compensation:

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net loss would have been adjusted to reflect the following pro forma amounts:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Loss:	$(584,697))	$(554,263)	$(1,076,695)	$(1,182,527)
As reported
Effect of stock-based employee compensation expense determined under fair valuation method for all awards, net of any related tax effects	(105,336)	(99,142)	(210,672)	(198,283)
Pro forma	$(690,033)	$(653,405)	$(1,287,367)	$(1,380,810)
Loss per common share:
Basic and diluted loss per share:
As reported	$(0.04)	$(0.04)	$(0.07)	$(0.10)
Pro forma	$(0.04)	$(0.05)	$(0.08)	$(0.11)

Note 3. Common Stock

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

Also in connection with such loans, the Company, Mr. Silverman, Mr. Gregory Witchel (a Director and Chief Executive Officer), Mr. Jeffrey B. Aaronson (the Company's President and Chief Financial Officer), Mr. Robert M. Wigoda (a Director) and Mr. Howard Bloom (a Director) entered into an Indemnification and Mutual Contribution Agreement providing for (i) the personal guarantees of portions of the Silverman loans by Messrs. Witchel, Aaronson, Wigoda and Bloom, and (ii) the issuances by the Company of 8,333 shares to each of such persons as consideration for such guarantees.

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

On September 9, 2004, Mr. Silverman converted both 6% Convertible Promissory Notes into Common Stock in accordance with the terms of the Convertible Promissory Notes, resulting in the issuance to Mr. Silverman of 1,109,736 and 316,622 shares of Common Stock.

On November 1, 2004, Messrs Silverman, a director of the Company and Witchel, its CEO and a director each loaned $100,000 to the Company. In connection with such loans, the Company, Mr. Silverman, Mr. Witchel entered into an Indemnification and Mutual Contribution Agreement providing for (i) the personal guarantees of portions of the loans by Messrs. Silverman & Witchel, and (ii) the issuances by the Company of 25,000 shares to each of such persons as consideration for such guarantees.

On November 29, 2004 Mr. Silverman loaned an additional $50,000 to the Company. The Company issued a convertible promissory note bearing 6% interest and payable on demand. On December 16, 2004, said note converted into Common Stock in accordance with the terms of the Convertible Promissory Note, resulting in the issuance to Mr. Silverman of 135,513 shares of Common Stock.

The Company entered into an agreement with a public relations firm. The agreement has both cash and stock compensation components with $60,000 in total expense charged within the three month period ended December 31, 2004.

Note 4. Loans Payable from Shareholders

Loans payable include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are not members of management and an aggregate of $100,000 and $130,000 of promissory notes to Morris Silverman and Gregory Witchel, respectively, bearing interest at 6% per annum. All of these promissory notes are payable on demand. On January 3, 2005 a note for $30,000 was repaid to Mr. Witchel.

Note 5. Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly releasethe result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations. In addition, during the three months ended
December 31, 2004, the Company issued an aggregate of $150,000 of promissory notes in consideration for amounts loaned to the Company by Mr. Morris Silverman, a Director of the Company. Of these promissory notes $50,000 has been converted into shares of common stock of the Company. The Company issued an additional aggregate of $100,000 of promissory notes in consideration for amounts loaned to the Company by Mr. Gregory Witchel, the CEO of the Company. The Company sold at market in the last three months stock totaling $734,240 to outside investors. On May 12, 2004 the Company filed a Registration Statement, Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. On January 3, 2005 the Company terminated the Common Stock Purchase agreement with ICON Investors Ltd. effective February 4, 2005. The Company does not currently plan on entering into, any other financing arrangements for working capital funding with any financial institutions and intends to continue to also fund its working capital requirements from its revenues from operations. However, if necessary or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into other financing arrangements with financial institutions should it become practical or advantageous to do so. The Company has no other outstanding debt other than customary trade payables. Management believes that it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months. This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $87,197 as of December 31, 2004. As of December 31, 2004, the Company had cash and cash equivalents of $318,476 compared to $69,806 at June 30, 2004.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2004 as Compared to the Three and Six Months Ended December 31, 2003.

Net Sales:
The Company's net sales for the three-month period ended December 31, 2004 increased $102,925 to $569,316 or 22.1%, compared to the same period of the prior year. The Company's net sales for the six-month period ended December 31, 2004 increased $306,349 to $1,134,128 or 37.0%, compared to the same period of the prior year. The increase in net sales was primarily due to the following factors: (i) The Company's partner in South East Asia has resumed orders to DiaSys Corporation at an increased level from last year's sales on an annualized basis; (ii) Production problems related to the paracep tube were rectified and the resultant back orders were shipped.

Gross Profit and Gross Profit Margins:
Gross profit for the three-month period ended December 31, 2004 increased 22.5% from $266,428 to $326,295. Gross profit for the six-month period ended December 31, 2004 increased 24.5% from $486,893 to $606,376. Gross profit margins for the three- month period increased from the prior year from 57.1% to 57.3%. Gross profit margins decreased from the prior year from 58.8% to 53.4% for the six-month period. The gross profit decrease for the six-month period was due in part to an increase in pricing from a consumable supplier.

Selling, General & Administrative (SG&A Expense):
For the three-month period ended December 31, 2004, SG&A increased $78,451 or 10.4% over the comparable prior year. The increase was due to a charge for the re-valuation to market of the strike price for some options granted under the Company's stock option plans. For the six-month period ended December 31, 2004, SG&A decreased $55,799 or 3.7% from $1,504,626 to $1,448,827 over the comparable prior period. The decrease in SG&A for the six months was due to a reduction in legal fees that were associated with the arbitration proceedings against Todd DeMatteo the Company's former President and Chief executive Officer. The reduction was mitigated by additional expense associated with the revamping of the Sales and Marketing Department as well as the aforementioned re-valuation to market of some outstanding stock options.

Research and Development (R&D):
R&D expenses for the three-month period ended December 31, 2004 increased 36.2% to $57,499 compared to $42,228 for the same period last year. R&D expenses for the six-month period ended December 31, 2004 increased 27.4% to $141,705 compared to $111,261 for the same period last year. The increase in research and development is due to the introduction and ongoing development of new products that integrate into the Company's current product offerings. The Company plans on increasing its research and development activities focusing on both improvements to its existing products and the introduction of new consumable products.

Interest Expense:
Interest expense increased $35,490 for the six-month period ended December 31, 2004 from interest expense in the comparable prior period. The increase was the result of stock compensation given to Mr. Silverman and certain guarantors of these loans.

Net Loss:
For the six-month period ended December 31, 2004, net loss decreased $105,832 to $1,076,695 down from $1,182,527 for the same period of the prior year. The decrease in net loss was due to the increase in gross profit above prior years figures as well as the reduction primarily of legal expense as compared to the prior year.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On November 1, 2004, in exchange for cash investments of $100,000 from each of Morris Silverman and Gregory Witchel, the Company issued to each of such persons (i) its $100,000 Convertible Promissory Note, bearing interest at 6% per annum and convertable into shares of the Company's Common Stock at $.33 per share, being the closing price of the Company's Common Stock on the American Stock Exchange on the trading day preceding such investments and (ii) 25,000 shares of the Company's Common Stock.

On November 29, 2004 Morris Silverman loaned $50,000 to the Company and the Company issued to Mr. Silverman its $50,000 Convertible Promissory Note bearing interest at 6% per annum and converted into shares of the Company's Common Stock at $.37 per share, being the closing price of the Company's Common Stock on the American Stock Exchange on the trading day preceding such investment. On December 16, 2004, Mr. Silverman effected conversion of such $50,000 Convertible Promissory Note and accrued interest into 135,513 shares of Common Stock.

On December 31, 2004, the Company sold to John Winfield, for an aggregate cash investment of $500,000, an equity package consisting of 1,250,000 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling Mr. Winfield to purchase 1,250,000 shares of Common Stock at $.50 per share at any time prior to the third anniversary of the transaction date.

The securities issued in the above transactions were not registered under the Securities Act of 1933, in reliance upon the exemptions afforded by Section 4(2) and 4(6) of such Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits filed with this report:

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K:

During the period covered by this report, the Company filed Current Reports on Form 8-K as follows:

1.	On November 22, 2004, the company reported the appointment of Jeffrey B. Aaronson to its Board of Directors, to fill the vacancy created by the previously-reported resignation of Kenneth Grossman.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized
DIASYS CORPORATION
Date: February 14, 2005	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: February 14, 2005	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, President and Chief Financial Officer