Form 10KSB/A
period 2004-06-30
DIASYS CORP
filed 2005-06-30
CIK 916380

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

As of September 28, 2004, the Registrant had 16,090,609 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement filed with the Securities and Exchange Commission on July 20, 2004 are incorporated by reference into Part III.

EXPLANATORY NOTE

DiaSys 10-KSB/A

This amendment No. 1 on Form 10-KSB/A to the DiaSys Corporation ("the Company") Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, as filed by the Company on September 29, 2004 ("Original Filing"), is being filed to reflect corrections and changes in the Company's Consolidated Statement of Cash Flows for the years ended June 30, 2004 and June 30, 2003 and the notes related thereto. The corrections made are to properly account for the effects of foreign currency on cash, while also reclassifying cash flows from financed receivables from an investing activity to an operating activity. For a more detailed description of these matters, see Note 2, "Restatement of Financial Statements" in the accompanying Consolidated Financial Statements contained in this Form 10KSB/A.

This Form 10KSB/A includes the Original Filing in its entirety for the convenience of the reader. However, this Form 10KSB/A mainly amends and restates Item 6 and Item 7of Part II and Item 9 of Part III of the Original Filing and no other information in the Original Filing has been amended herein. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected subsequent events. In addition, Item 8A of Part II of the Original Filing has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10KSB/A as exhibits 31.1, 31.2 32.1 and 32.2, respectively.

Except for the foregoing amended information, this Form 10KSB/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

DiaSys Corporation ("DiaSys", "Company") designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide. The Company's workstation instruments standardize, increase the accuracy of, and reduce the cost to perform laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid (CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods. The Company's consumable products are in some cases combined with the Company's workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies. The Company has also developed a rapid, inexpensive method for , screening, monitoring and the adjunctive testing of Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension, and other disease states. Multiple Myeloma is America's second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes only.

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

R/S Series: The "R/S" series workstations standardize, automate, and reduce the cost to perform routine microscopic analysis of urine sediment. Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing several hundred urine tests per day; and (iii) local hospital laboratories performing approximately 100 tests per week. The URIPREP centrifuge tube with its proprietary insert enables the system to accurately measure sediment at one milliliter of sediment to five micro liters of examined sample. The R/S is a fully enclosed semi-automatic system which provides safety to laboratory technicians, improves patient morphology and reduces biowaste.

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

STRATEGIC RELATIONSHIPS

Bayer Incorporated:

The Company has entered into a strategic distribution agreement with Bayer Inc., the Canadian subsidiary of Bayer AG (Germany). Under the agreement, Bayer's Health Care Division promotes and sells the Company's urinalysis workstations to hospitals and clinical reference laboratories in Canada. The agreement terminates on December 31, 2004 unless extended by written agreement by the parties.

Broadlane Inc:

In 2002, the Company was awarded a five-year supply contract expiring on March 31, 2007 by Broadlane Inc., one of the nations foremost group purchasing organizations (GPO). Under the award, DiaSys will provide its R/S Series Urine Sediment Analysis Workstations, FE Series Ova & Parasite Analysis Workstations and its proprietary line of Parasep Filter-Concentrator Tubes to Broadlane's healthcare customers nationwide. Broadlane customers include leading healthcare providers such as Kaiser Permanente, Tenet Healthcare Corporation, Universal Health Services, Continuum Health Partners, The Health Alliance of Greater Cincinnati, Kindred Healthcare, Community Health Systems, U.S. Oncology, and Alliance Imaging Inc.

Fisher HealthCare:

On April 29, 2002, the Company announced that it had entered into a multiple year distribution agreement with Fisher Healthcare., a division of Fisher Scientific international Inc. (NYSE:FSH). Fisher is a leading provider of health-care products and cost-management services to hospitals, laboratories and health care facilities. The Agreement automatically renewed pursuant to the terms for an additional two years extending the agreement to April 30, 2006. Fisher is also a distributor of urine chemistry analyzers manufactured and sold by Bayer (see Bayer Incorporated, above). Under the terms of the agreement, Fisher will promote and distribute all of the Company's products to customers in the United States through its sales representatives and supply relationships.

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

The Company, however, expects to encounter competition in the laboratory equipment industry. While the Company believes that its "R/S" and "FE" series workstations are currently the only products of their type in the market, many of the Company's competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines and ancillary services. The Company's products are not fully automated walk away systems. They do not have an image recognition system, data storage, or on-screen monitor display. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. These arrangements may act as a barrier to market entry to the Company's products. Competing companies may succeed in developing products that are more efficacious or less costly and these companies may also be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred by it with respect to those products. There can be no assurance that the Company will be able to compete successfully against any newly developed or improved products.

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

The Company believes that some of the disadvantages of its products are that they are not fully automated in that there is no image recognition system, no data storage, and no on-screen monitor display. These systems are not fully-automated, walk-away systems.

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

Patents:

The Company has been granted 20 patents on its R/S, FE, Parasep and Uriprep technologies. Four patents have been issued by the United States Department of Commerce both on the concept and specific architecture of the Company's workstation-systems. The Company has also been granted similar patent protection in Australia, Brazil, Canada, China, Switzerland, Germany, Spain, France, Great Britain, Greece, Italy, Japan, Portugal, and Singapore. The patents were granted between 1992 and 2002 and will expire as follows:

The paracep Fecal Parasite Concentrator is protected by patents through 2018;
The optical slide assembly and workstation for urine sediment analysis patents expire in 2013;
The optical slide assembly and workstation for fecal sediment analysis patents expire in 2018.

Patent applications are pending for DiaSys device for testing for Bence Jones Protein in non centrifuged urine.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

ISSUANCES OF UNREGISTERED SECURITIES

In February, 2004, the Company issued 200,000 shares of Common Stock to Messrs Morris Silverman and Gregory Witchel, its Chairman and Chief Executive Officer, respectively , as compensation for services rendered for services rendered by such persons in such capacities during calendar year 2003. In April, 2004, the Company issued 100,000 Shares of Common Stock to Marshall Witzel, its former Chief Executive Officer, as compensation for services rendered during calendar year 2003. The Company recorded $144,000 of compensation expense in the accompanying Statement of Operations for the Year Ended June 30, 2004.

In March, 2004, the Company issued 26,458 shares, and in June, 2004, issued 8,108 shares of Common Stock to the law firm of Wigoda and Wigoda, as compensation for legal services rendered. The Company recorded $19,050 of legal expense and $5,027 of consulting expense respectively in the accompanying Statement of Operations for the Year Ended June 30, 2004.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's consolidated financial statements for the period ended June 30, 2004, the Company's management determined that the manner in which it presented certain cash flow activities was not in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 95, "Statement of Cash Flows". As a result, financed receivables have been reclassified from an investing activity to an operating activity on the Company's Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003. In addition, the amounts presented as the effect of foreign currency translation on cash in these statements has been correctly restated for the years ended June 30, 2004 and 2003.

The effects of the corrections and changes are discussed in Note 2, "Restatement of Financial Statements" in the Notes to Consolidated Financial Statements. The following discussion has been updated to give effect to the restatement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are adjusted as new information becomes available. The Company's significant accounting policies are set forth below.

Revenue Recognition - Sales and related cost of sales are recognized upon shipment of products. Allowances for estimated uncollectible accounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate. New workstations are covered under a 12 month limited warranty from date of shipment. Historically, costs associated with the limited warranty are insignificant and no reserve has been established.

Inventories - Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow moving inventory is provided based on historical experience and product demand. Obsolete inventory or inventory for discontinued products are not included in inventory. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

Patent Costs: The Company's patents are valued at cost and amortized over the remaining use of life of the patent. The Company believes that all of its continuing patents have sufficient potential use to justify the valuations presented. If and at such time as management were to determine that any one of its patents had a more limited potential, the Company would evaluate it for impairment. In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired. The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancer cancers. The patents are assessed for impairment.

Factors the Company generally considers important which could trigger an impairment review on the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results including expected undiscounted future cash flows; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; and (3) discontinuance of product lines by ourselves or our customers; Although the Company believes that the carrying value of its patents was recoverable as of June 30, 2004, future events could cause it to conclude otherwise. The paracep product line and the Multiple Myeloma testing product continue to perform at or above historical levels. Additionally, during the fiscal year ended June 30, 2004 a study was conducted by a leading M.D. in the urinalysis field. He concluded that there where additional markets for the Multiple Myeloma product. The Company intends to further explore the new options.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions. Historically, the Company has not had any significant impairments.

LIQUIDITY AND CAPITAL RESOURCES
(In dollars, except for ratios)	2004	2003

TOTAL CURRENT ASSETS	$1,081,329	$1,789,941
TOTAL CURRENT LIABILITIES	1,600,134	1,013,773
WORKING CAPITAL (DEFICIT)	$(518,805)	$776,168

WORKING CAPITAL (DEFICIT) RATIO TO 1	(0.7)	1.8

The Company funds its working capital requirements primarily from its revenues from operations. In addition, during the twelve months ended June 30, 2004, the Company issued an aggregate of $450,000 of promissory notes in consideration for amounts loaned to the Company by certain members of management and other individuals. To date, a total of $250,000 in principal amount of these promissory notes has been converted into shares of common stock of the Company. An additional $145,000 was raised via stock sales from the treasury at market to outside investors. The stock issuances from these transactions were at market. The Company intends to fund its working capital requirements from its revenues from operations. On May 12, 2004 the Company filed a Registration Statement, Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. The Company augments funding its working capital requirements on an as-needed basis through the use of this vehicle. As of June 30, 2004, a total of 172,500 shares had been sold under the Registration Statement. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into alternate financing arrangements with financial institutions should it become practical or advantageous to do so.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

FINANCIAL CONDITION

Working capital decreased by $1,294,973 from June 30, 2003 to June 30, 2004. Cash and equivalents as of June 30, 2004 decreased by $2,213 over the same period. Cash used in operating activities was $843,005 for the current fiscal year. The cash used in operations resulted primarily from the operating loss, a reduction in outstanding accounts receivable accompanied by increases in accounts payable. The reduction in accounts receivable is a result of collecting $356,039 from sales that occurred during the 4th quarter of fye 6/30/03. The increase in accounts payable is attributable to the accrual for the settlement with the co-founder and former CEO.

Management believes that with ongoing operations and financing available it has sufficient funds and resources on hand to discharge its obligations for at least the next twelve months. This determination is based on the current backlog status of and anticipated ship dates of same. The Company had unshipped orders totaling $ 219,130 as of June 30, 2004.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales decreased 31.3% or $848,651 from $2,711,263 in fiscal year 2003 to $1,862,612 in fiscal 2004. The Company's sales were impacted by several factors, including (i) delays in obtaining regulatory approval for the Chinese market, (ii) the effects of the SARS epidemic in China, and (iii) increased inventory levels resulting from the above factors. In addition, Company's interim CEO, Marshall Witzel replaced in November, 2003 and the Vice President International Sales was replaced in June, 2004. The Company also experienced a reduction in sales volume during the year in Latin America, the Far East and Europe. The Company's largest client reduced orders to the Company by $472,928 during the year. Additionally, quality control checks on the Company's paracep product line resulted in an unacceptable rejection rate during the 4th fiscal quarter of 2004. The Company is investigating the cause of the problems with the manufacturer. In November of 2003, the Company appointed Gregory Witchel to the position of Chief Executive Officer with the primary responsibility for sales worldwide and appointed Jeffrey Aaronson, the Company's Chief Financial Officer to the additional position of President. The Company plans to increase distribution of it's product lines domestically and internationally with the addition of new workstation models and consumable products and the preliminary effects of the sales force re-organization in the domestic market.

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

INTEREST EXPENSE

Interest expense increased to $453,168 during the fiscal year compared to $5,537 for the previous fiscal year. The increase is attributable to non-cash charges for a beneficial conversion of notes payable in the amount of $32,500 as well as a non-cash charge of $383,439 for the issuance of common stock warrants associated with the issuance of notes payable.

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

See Page _25.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were ineffective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also ineffective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Corrective action:

Subsequent to the issuance of the Company's consolidated financial statements for the period ended June 30, 2004, the Company's management determined that the manner in which it presented certain cash flow activities was not in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 95, "Statement of Cash Flows". As a result the company corrected these errors and has implemented additional controls adequate to ensure that these errors do not occur in the future.

As of June 29, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's additional disclosure controls and procedures as of June 29, 2005 were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no other additional changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Election of Directors" in the Company's definitive Proxy Statement filed on July 20, 2004, pursuant to Regulation 14A, for the Annual Meeting of Shareholders is hereby incorporated herein by reference. Mr. Kenneth Grossman resigned as a Director on August 24, 2004.

Executive Officers and Directors are as follows:

Name	Company Position	Age
Gregory Witchel	Chief Executive Officer and Director	43
Robert Wigoda	Director and Secretary,	48
Morris Silverman	Chairman of the Board of Directors	71
Sherwin Gilbert	Director	60
Kenneth Grossman	Director	57
Marshall Witzel	Director	76
Howard Bloom	Director	48
Jeffrey B. Aaronson	President and Chief Financial Officer	47

Gregory Witchel joined the Company's Board of Directors in January 2003 and was appointed as President of the Company in April, 2003. He was appointed as Chief Executive Officer on November 1, 2003. Since 1985, Mr. Witchel has served as a principal of Scharff, Witchel & Co., Inc., a firm specializing in the direct private placement of equity securities from public issuers to international and domestic institutional investors. Its institutional investors include banks, life insurance companies, investment advisors and mutual funds. Mr. Witchel received his B.S. degree from Ithaca College in 1982, and his M.B.A. from Baruch College C.U.N.Y. in 1988.

Robert Wigoda joined the Company in January 2003 as the Company's Secretary and as a member of the Company's Board of Directors. Mr. Wigoda is an attorney licensed to practice law in the State of Illinois. He was admitted to the Illinois bar in November 1979. Since 1989, Mr. Wigoda has been a partner of Wigoda & Wigoda, a law firm in Chicago, Illinois, where he practices general corporate and commercial real estate law. He received his B.S. degree from the University of Illinois, and his J.D. degree at John Marshall Law School.

Morris Silverman has served on the Company's Board of Directors since November 2002 and currently serves as Chairman of the Board. Since 1977, Mr. Silverman is the majority owner and Chairman of the Board of M.S. Management Corporation, a private finance company with over 250 branches nationwide. Mr. Silverman has several years of experience in strategic planning and operations within and outside the medical community. He served as the Chairman of Medical Financial Services, Inc., an accounting and receivable financing company for the medical profession from 1975 to 1985. Prior thereto, Mr. Silverman served as Vice President of Operations for Petrie Stories, a New York Stock.

Sherwin Gilbert joined the Company's Board of Directors in January 2003. Mr. Gilbert serves as Vice President-Taxation of Indeck Energy Services, Inc., a developer and operator of regeneration power plants. From 1977 to 2002, Mr. Gilbert served as a tax partner of BDO Seidman, LLP, an international public accounting firm. Mr. Gilbert received his B.S. degree in accounting from University of Illinois and his J.D. degree from DePaul University.

Kenneth Grossman joined the Company's Board of Directors in January 2003. Mr. Grossman currently serves as a portfolio manager, analyst and director for the Cedar Street Funds, a position he has held since 2002. Prior to his involvement with Cedar Street Funds, Mr. Grossman co-founded the investment advisory firm of Hahn Holland & Grossman (subsequently HGT Advisors) in 1983, where he developed an expertise in the management of municipal pension plans. Mesirow Financial purchased HGT Advisors in 1996 and retained Mr. Grossman as a Senior Managing Director. Mr. Grossman co-managed Mesirow Financial's small-cap equity portfolio and fixed income portfolio, as well as being involved with marketing efforts and client- servicing on behalf of Mesirow Financial. In addition, Mr. Grossman has lectured at Roosevelt University and was an advisor to the Pension Fund Committee for the State of Illinois Governor's Commission. Mr. Grossman received his B.S. degree in finance, cum laude, in 1968 from the University of Miami, and his M.B.A. degree in finance and economics from the University of Chicago in 1970.

Howard Bloom, 48, was appointed to the Company's Board of Directors on August 8, 2003. Mr. Bloom, J.D., C.P.A., joined Kipnis, Rosen and Bloom in 1978 where he has a partner position and is a former board member of CBC Bancorp and Capital Bank & Trust with oversight of a $50 million portfolio.

Jeffrey Aaronson, 47, joined the Company in June 2003 and was appointed Chief Financial Officer by the Board on August 8, 2003 and President on November 1, 2003. Mr. Aaronson was most recently the Vice President of Finance and Operations since 1996 for Ergo Systems Inc, a manufacturer of ergonomic computer accessories. In addition to his finance responsibilities, Mr. Aaronson oversaw all manufacturing and customer support operations. Prior to his nineteen years of experience in the private sector, Mr. Aaronson spent six years as a senior auditor for public accounting firms in New York City. Mr. Aaronson received his B.B.A. degree in accounting from Adelphi University in 1979.

Audit Committee Financial Expert - The Company's Board of Directors has determined that Howard Bloom, who serves on the Company's audit committee, is the audit committee financial expert. Mr. Bloom is both a certified public accountant and licensed attorney. He possesses the knowledge of financial accounting principles and experience in the preparation, audit, analysis and evaluation of financial statements as are necessary to fulfill this role.

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

PART IV

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8K

(a) Exhibits

Number	Description of Document
3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994 )
3.2	By-Laws (Incorporated by reference to the Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
10.1	Common Stock Purchase Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.2	Registration Rights Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.3	Consulting Agreement, dated February 17, 2004, with Capital Management Internationale (Incorporated by reference to Exhibit 1.3 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.4	Amendment No. 1 to Common Stock Purchase Agreement with Icon Investors, LLC (Incorporated by reference to Exhibit 1.4 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 27, 2004)
10.5	Rights Agreement (Incorporated by reference to the Exhibit 4.2 to the Registrant's Registration Statement of Form S-3 filed with the Commission on November 27, 2002)
10.6	Loan and Security Agreement dated as of August 12, 2004 between the Registrant and Morris Silverman (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.7	Indemnification and Mutual Contribution Agreement dated as of August 12, 2004 among Morris Silverman, Gregory Witchel, Robert M. Wigoda, Howard M. Bloom, Jeffrey B. Aaronson and the Registrant (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)

10.8	Convertible Promissory Note dated as of August 12, 2004 payable to Morris Silverman in the amount of $475,000 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004 )
10.9	Convertible Promissory Note dated as of September 9, 2004 payable to Morris Silverman in the amount of $120,316.47 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.10	Personal Guaranty Agreement of Gregory Witchel dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.11	Personal Guaranty Agreement of Robert M. Wigoda dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.12	Personal Guaranty Agreement of Howard Bloom dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004) (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.13	Personal Guaranty Agreement of Jeffrey B. Aaronson dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.14	Purchasing Agreement with Healthtrust Purchasing Group dated December 1, 2001.*
10.15	Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002. Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002.*
10.16	Supplier Set-up form with Allegiance dated December 8, 1999.*
10.17	Distribution Agreement with Fisher Scientific Company, LLC, dated July 23, 2001.*
10.18	Non-Exclusive Distribution Agreement with VWR International, Inc., dated as of November 1, 2003.*
11.1	Computation of Earnings Per Share (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
14	Code of Ethics and Business Conduct.*
21.1	Subsidiaries of the Registrant: DiaSys Europe, Ltd, a United Kingdom Company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________________
* Filed herewith

(b) Reports Filed on Form 8-K

                       During the quarter ended June 30, 2004, the Registrant filed no Current Reports on Form 8-K.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Deloitte & Touche, LLP for the fiscal year ended June 30, 2003:

Audit Fee	$80,000
Audit-Related Fees	-0-
Tax Fees	16,500
All Other Fees	20,000
Total Fees	$120,562

                       Audit Fees. This category includes fees paid for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of the Company's interim financial statements, including the application of proposed accounting rules and the preparation of an annual "management letter" containing observations and discussions on internal control matters.

                       Audit-Related Fees. Deloitte & Touche did not perform any services in this category for us during the fiscal year ended June 30, 2003.

                       Tax Fees. This category consists of professional services rendered by Deloitte & Touche for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with the Company's ongoing business and business ventures.

                       All Other Fees. Fees were paid for a forensic audit of prior management's expenses and accounting activities.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 29, 2005	DiaSys Corporation

By: /s/ Gregory Witchel Gregory Witchel, Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 29, 2005	DiaSys Corporation

By: /s/ Jeffrey B. Aaronson President & Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Gregory Witchel Gregory Witchel, Chief Executive Officer and Director	Date: June 29, 2005

/s/ Jeffrey B. Aaronson Jeffrey B. Aaronson President & Chief Financial Officer	Date: June 29, 2005

/s/ Morris Silverman Morris Silverman Chairman of the Board	Date: June 29, 2005

/s/ Robert Wigoda Robert Wigoda Secretary and Director	Date: June 29, 2005

/s/ Sherwin Gilbert Sherwin Gilbert Director	Date: June 29, 2005

/s/ Howard Bloom Howard Bloom Director	Date: June 29, 2005

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

Consolidated Financial Statements:

Consolidated balance sheet at June 30, 2004

Consolidated statements of operations for the years ended June 30, 2004 and 2003

Consolidated statements of changes in stockholders' equity and other comprehensive income (loss) for the years ended June 30, 2004 and 2003

Consolidated statements of cash flows for the years ended June 30, 2004 (as restated) and 2003 (as restated)

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2004 and 2003 Consolidated Statements of Cash Flow have been restated.

Deloitte & Touche LLP
Hartford, CT
September 28, 2004 (Except for the effects of Note 2, which the date is June 29, 2005)

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

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003
	(As restated, see note 2)	(As restated, see note 2)
Net Loss	$(2,985,725)	$(1,620,319)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	185,857	219,675
Depreciation of equipment, furniture and fixtures	94,348	65,751
Bad debt expense	-	274,385
Write off of other receivable	29,833	-
Stock Compensation	206,294	-
Charge for beneficial conversion of note payable	32,500	-
Common stock warrants	383,439	-
Changes in assets and liabilities:
Accounts receivable	504,323	(415,859)
Finance receivables	110,141	137,494
Inventories	33,463	68,313
Prepaid expenses and other current assets	24,305	(27,920)
Other assets	-	37,438
Accounts payable and accrued expenses	706,360	(30,651)
Net cash flows used in operating activities	(674,862)	(1,291,693)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(41,291)	(24,443)
Costs of computer software	(222)	(22,163)
Costs of patents	-	(28,683)
Decrease in restricted cash	104,056	(116,197)
Net cash flows provided by investing activities	62,542	(191,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	260,645	-
Proceeds from loans from shareholders	450,000	1,017,364
Payments on loans from shareholders	(100,000)	-
Net cash flows provided by financing activities	610,645	1,017,364
Effect of foreign currency translation on cash	(538)	(6,357)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,213)	(472,173)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	72,019	544,192
CASH AND EQUIVALENTS, END OF PERIOD	$69,806	$72,019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,934	$15,466
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$647,643	$697,364
Conversion of accrued payroll	$113,655	$-

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

Management's Plan: The Company has a stockholders' deficit of $16,089,735 from inception and a working capital deficiency of $518,805 as of June 30, 2004. On May 12, 2004 the Company filed a Registration Statement, Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. The Company augments funding its working capital requirements on an as-needed basis through the use of this vehicle. As of June 30, 2004, a total of 172,500 shares had been sold under the Registration Statement. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management, or enter into alternate financing arrangements with financial institutions should it become practical or advantageous to do so. The Company believes that its cash flows from operations along with funds available on its equity line of credit are sufficient to meet the Company's working capital needs for the foreseeable future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Subsequent to the issuance of the Company's consolidated financial statements for the period ended June 30, 2004, the Company's management determined that the manner in which it presented certain cash flow activities was not in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 95, "Statement of Cash Flows". As a result, financed receivables have been reclassified from an investing activity to an operating activity on the Company's Consolidated Statement of Cash Flows for the years ended June 30, 2004 and 2003. In addition, the amounts presented as the effect of foreign currency translation of cash in these statements has been correctly restated for the years ended June 30, 2004 and 2003.

The following table presents a summary of the effects of these restatements and reclassification on the Consolidated Statements of Cash Flows for the years ended June 30, 2004 and June 30, 2003.

Consolidated Statements of Cash Flows

	As Previously Reported	Adjustments	As Restated
Twelve Months Ended June 30, 2004
Effect of foreign currency translation on cash	$57,463	$58,001	$(538)
Net cash flows provided by investing activities	172,684	110,142	62,542
Net cash flows used in operating activities	(843,005)	168,143	(674,862)

Year Ended June 30, 2003
Effect of foreign currency translation on cash	$20,511	$26,868	$(6,357)
Net cash flows used in investing activities	(53,992)	(137,494)	(191,486)
Net cash flows used in operating activities	(1,456,056)	164,363	(1,291,693)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition Sales and related cost of sales are recognized upon shipment of products. Allowances for estimated uncollectible accounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when the products are returned. The Company's customer return policy allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to vendors for credit. New workstations are covered under a 12 month limited warranty from date of shipment. Historically, costs associated with the limited warranty are insignificant and no reserve has been established.

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

Restricted Cash: Restricted cash includes cash and cash equivalents that have been restricted by legal order (see Note 15).

Inventories: Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow moving inventory is provided based on historical experience and product demand. Obsolete inventory or inventory for discontinued products are not included in inventory. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

Property and Equipment: Property and Equipment are recorded at cost and are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 10 years (see Note 7).

Computer Software: Computer software is recorded at cost and is amortized over a 3-5 year lives.

Patent Costs: The Company's patents are valued at cost and amortized over the remaining use of life of the patent. The Company believes that all of its continuing patents have sufficient potential use to justify the valuations presented. If and at such time as management were to determine that any one of its patents had a more limited potential, the Company would evaluate it for impairment. In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired. The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancer cancers. The patents are assessed for impairment annually. The Company assesses for impairment by comparing the expected undiscounted cash flows based on the current sales of products covered by the patents to the current carrying value of the patents. The Company believes that the carrying value of its patents was recoverable as of June 30, 2004.

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

Stock Options: The Company accounts for employee stock option grants using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2003 and 2002. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FAS 123". FAS No. 148 provides additional transition guidance for those entities that elect to voluntary adopt the accounting provisions of FAS No. 123, "Accounting for Stock-Based Compensation". FAS No. 148 also mandates certain new disclosures that are incremental to those required by FAS No. 123. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of FAS No. 148 during the third quarter of fiscal 2003.

                       Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2003

Net loss, as reported	$(2,985,726)	$(1,620,319)
Deduct: Total stock-based employee compensation expense determined under fair value based method net of tax effects.	(348,430)	(893,671)
Pro forma net loss	$(3,334,156)	$(2,513,990)

Net loss per share:
Basic and diluted - as reported	$(0.23)	$(0.15)

Basic and diluted - pro forma	$(0.26)	$(0.23)

The Company has computed the pro forma disclosure for options granted using the Black-Scholes option pricing model. The assumptions used are as follows:
	2004	2003
Risk free interest rate	3.42%	3.42%
Expected dividend yield	0.0%	0.0%
Expected lives	5 years	8 years
Expected volatility	77.18%	88.21%

Other disclosures required by SFAS No. 123 have been included in Note 11.

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

NOTE 4 - FINANCE RECEIVABLES:

Net investment in financed sales are summarized as follows as of June 30, 2004:
Minimum payments receivable	$65,195
Unearned income	(6,656)
Net investment in financed sales	58,539
Less: current portion	(50,319)

Long-term Finance receivable	$8,220

Minimum payments to be received under the above financing agreements as of June 30, 2004, are as follows:
Year Ended June 30:
2005	$56,040
2006	8,148
2007	1,007
$65,195

NOTE 5 - INVENTORIES:

Inventories at June 30, 2004 consist of the following:

Raw material	$285,260
Finished goods	156,047
$441,307

NOTE 6 - CONCENTRATION OF CREDIT RISK:

Net finance receivables due within one year total $50,319 excluding interest, with net long-term finance receivables due in more than one year total $8,220, excluding interest. The Company performs credit evaluations and acquires a security interest in each finance receivable and trade receivable pursuant to the Uniform Commercial Code (see Note 13).

NOTE 7 - PROPERTY AND EQUIPMENT:

Property and Equipment at June 30, 2004 are summarized as follows:

		Estimated Useful Life
Machinery and equipment	$554,586	10 years
Furniture and fixtures	108,392	3 to 5 years
Computer software	44,624	3 to 5 years lesser of useful life or life
Leasehold improvements of lease	43,169
	750,771
Less accumulated depreciation	528,905
	$221,866

NOTE 8 - ACCRUED EXPENSES

Accrued Expenses are summarized as follows:

Litigation Settlement	$478,000
Accrued payroll	83,375
Accrued inventory purchases	2,734
Other accrued expenses	123,543
Total	$687,652

NOTE 9 - INCOME TAXES:

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

NOTE 10 - PREFERRED STOCK:

The Board of Directors is authorized to issue 100,000 shares of Preferred Stock, $.001 par value, in one or more series and, to the extent now or hereafter permitted by the laws of the State of Delaware, to fix and determine the preferences, voting powers, qualifications and special and relative rights or privileges of each series.

NOTE 11 - STOCK OPTION PLANS:

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

Options under the ISO Plans are summarized as follows:

	Year Ended June 30, 2004		Year Ended June 30, 2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at beginning of year	913,000	$3.01	1,412,000	$3.24
Options granted	1,315,000	0.72	18,000.70
Options expired/withdrawn	(901,000)	2.16	(517,000)	3.62
Options outstanding at end of year	1,327,000	$1.23	913,000	$3.01
Options exercisable:
Number of shares	181,750	$4.49	815,250	$3.18
Fair value of options granted		$0.47		$0.57

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

The following table summarizes option data as of June 30, 2004 with respect to all outstanding Options:
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.46 - $2.50	1,196,000	7.10	$.75	50,750	$1.20
$2.51 - $5.00	88,000	3.20	$4.21	88,000	$4.21
$7.51 - $10.00	43,000	5.50	$8.95	43,000	$8.93
Total	1,327,000	6.69	$1.23	181,750	$4.19

NOTE 12 - COMMITMENTS:

Leases: The following is the future minimum rental payment required for all non-cancelable operating leases:

Year Ended June 30:
2005	$148,718
2006	101,773
2007	36,050
2008	36,050
2009	36,050

2010 and thereafter	102,142
$460,783

The rent expense for the years ended June 30, 2004 and 2003 was $162,010 and $147,439, respectively.

Officer's And Employee Compensation: There are no employment agreements for any officers of the Company.

NOTE 13 - MAJOR CUSTOMERS: Sales to one foreign customer in China as a percentage of net sales totaled 11% and 25% in 2004 and 2003, respectively. The total accounts receivable for this customer accounted for 31% of the total accounts receivable as of June 30, 2004. The Company transacts sales in the domestic and international markets. Reportable sales are as follows:

	Fiscal Year Ended June 30, 2004	Fiscal Year Ended June 30, 2003

Domestic	$473,440	$466,549
International	1,389,172	2,244,714
Total	$1,862,612	$2,711,263

NOTE 14 - COMMON STOCK:

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

In May, 2004, the Company issued an aggregate 352,928 shares of Common Stock to three persons as payment in full for outstanding principal and accrued interest of Company promissory notes issued in March 2004 in the aggregate principal amount of $200,000. In connection with these notes and an additional $200,000 of convertible promissory notes still outstanding, the Company issued 600,000 warrants. The Company recorded a value of $305,000 for these warrants as Interest Expense in the accompanying Statement of Operations for the Year Ended June 30, 2004.

In June 2004, the Company sold an aggregate of 210,065 shares of its Common Stock and issued an aggregate of 210,065 warrants to purchase shares of Common Stock to four persons for aggregate proceeds of $145,000. The Company recorded a value of $78,439 for these warrants as Interest Expense in the accompanying Statement of Operations for the Year Ended June 30, 2004. As of June 30, 2004 the Company had 810,065 warrants outstanding. The warrants are exercisable at prices ranging from $.57 to $.69 and have a five-year term.

With respect to convertible shareholder borrowings, share conversion features and warrants are issued at the market price on the day of the transaction. An exception to this policy was made in one instance in September 2003, the market value of the Company's stock had increased from the date of the commitment to the date of execution of a convertible note agreement entered into with a shareholder, resulting in a beneficial conversion feature in the amount of $32,500 that was recognized as interest expense at the time of conversion, using the effective interest method.

Note 15 - LITIGATION

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