Form 10QSB
period 2005-03-31
DIASYS CORP
filed 2005-06-30
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:    ☒  Yes   No ☐

As of April 1, 2005, the Company had 18,203,875 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION
Signatures	12
Certification
Exhibit Index

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	31-Mar-05	30-Jun-04
CURRENT ASSETS:
Cash and equivalents	$79,468	$69,806
Restricted cash	-	12,141
Accounts receivable, less allowance for doubtful accounts of $ 18,995 and 13,275, respectively	381,261	396,636
Finance receivables	17,944	50,319
Inventories	396,774	441,307
Prepaid expenses and other current assets	102,690	111,120
Total Current Assets	978,137	1,081,329
EQUIPMENT, FURNITURE AND FIXTURES, LESS
Accumulated depreciation of $587,800 and $528,905, respectively	184,945	221,866
OTHER ASSETS:
Patents, less accumulated amortization of $1,045,607 and $950,180, respectively	1,943,689	2,039,116
Other assets-non-current	10,151	10,151
Long-term finance receivables	2,587	8,220
Total Other Assets	1,956,427	2,057,487
TOTAL ASSETS	$3,119,509	$3,360,682
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$512,230	$688,604
Accrued expenses	203,536	687,652
Due to bank	28,581	23,878
Loans payable to shareholders	400,000	200,000
Total Current Liabilities	1,144,347	1,600,134
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares
18,203,875 and 14,202,775 issued and outstanding at March 31,2005 and June 30, 2004, respectively	18,204	14,203
Additional paid-in-capital	19,537,540	17,736,298
Accumulated deficit	(17,637,663)	(16,089,735)
Accumulated other comprehensive income	57,081	99,782
Total Stockholders' Equity	1,975,162	1,760,548
Total Liabilities and Stockholders' Equity	$3,119,509	$3,360,682

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
NET SALES	$479,713	$453,088	$1,613,841	$1,280,867

COST OF GOODS SOLD	235,871	232,798	763,623	573,683

GROSS PROFIT	243,842	220,290	850,218	707,184

OPERATING EXPENSES
Selling	167,069	159,620	581,759	496,703
General & administrative	487,950	463,289	1,522,087	1,630,832
Research & development	51,148	90,511	192,853	201,772
	706,167	713,420	2,296,699	2,329,307

LOSS FROM OPERATIONS	(462,325)	(493,130)	(1,446,481)	(1,622,123)

OTHER INCOME:
Interest income	15	1,574	1,229	6,304
Interest expense	(5,794)	(228,127)	(99,547)	(286,390)

LOSS BEFORE INCOME TAXES	(468,104)	(722,831)	(1,544,799)	(1,902,209)

INCOME TAXES	(3,129)	(11,748)	(3,129)	(11,748)

NET LOSS	$(471,233)	$(734,579)	$(1,547,928)	$(1,913,957)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,166,417	10,674,971	16,528,206	12,484,575

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.07)	$(0.09)	$(0.15)

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2005
(unaudited)
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity
BALANCE JULY 1, 2004	14,202,775	$14,203	$17,736,298	$99,782	$(16,089,735)	$1,760,548

Net loss	-	-	-	-	(1,547,928)	(1,547,928)

Conversion of accrued payroll	241,818	242	113,413	-	-	113,655

Stock compensation awards	148,829	149	56,406	-	-	56,555

Stock compensation awards	33,332	33	12,633	-	-	12,666

Stock compensation awards	50,000	50	16,450	-	-	16,500

Stock compensation awards	-	-	101,355	-	-	101,355

Conversion of notes payable	1,426,358	1,426	596,077	-	-	597,503

Conversion of notes payable	135,513	136	50,004	-	-	50,140

Sale of common stock	1,250,000	1,250	498,750	-	-	500,000

Sale of common stock	715,250	715	356,154	-	-	356,869

Foreign currency translation adjustment	-	-	-	(42,701)	-	(42,701)

BALANCE MARCH 31, 2005	18,203,875	$18,204	$19,537,540	$57,081	$(17,637,663)	$1,975,162

Comprehensive Loss: ie net (loss) $(1,547,928) plus other comprehensive loss ($42,701) totals $(1,590,629) and $(1,801,071) for the nine month period ended March 31, 2005 and 2004, respectively

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net Loss	$(1,547,928)	$(1,913,957)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	132,248	139,280
Depreciation of equipment, furniture and fixtures	84,209	109,456
Write off of other receivable	-	29,833
Stock Compensation	187,076	163,050
Charge for beneficial conversion of note payable	-	32,500
Common stock warrants	-	200,000
Changes in assets and liabilities:
Accounts receivable	15,076	594,307
Finance receivables	38,008	70,582
Inventories	44,533	20,650
Prepaid expenses and other current assets	8,432	21,505
Other assets	-	35,984
Accounts payable and accrued expenses	(655,788)	44,303
Net cash flows used in operating activities	(1,694,134)	(452,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(8,648)	(24,222)
Costs of computer software	(130)	-
Decrease in restricted cash	12,141	104,056
Net cash flows provided by investing activities	3,363	79,834
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	856,869	-
Proceeds from loans from shareholders	875,316	450,000
Payments on loans from shareholders	(30,000)	(87,563)
Net cash flows provided by financing activities	1,702,185	362,437
Effect of foreign currency translation on cash	(1,752)	(1,146)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,662	(11,383)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	69,806	72,019
CASH AND EQUIVALENTS, END OF PERIOD	$79,468	$60,636
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,934	$-
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$647,643	$287,802
Conversion of accrued payroll	$113,655	$-
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2005 and 2004

(UNAUDITED)
Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB/A as amended and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB/A for the year ended June 30, 2004.

Note 2. Restatement of Financial Statements:

Subsequent to the issuance of the Company's consolidated financial statements for the three and nine month periods ended March 31, 2004, the Company's management determined that the manner in which it presented certain cash flow activities was not in accordance with Financial Accounting Standards Board ("FASB") Statement of Accounting Standard ("SFAS") No. 95, "Statement of Cash Flows". As a result, financed receivables have been reclassified from an investing activity to an operating activity on the Company's Consolidated Statement of Cash Flows for the nine month period ended March 31, 2004 In addition, the amounts presented as the effect of foreign currency translation of cash in these statements has been restated for the nine month period ended March 31, 2004.

The following table presents a summary of the effects of these restatements and reclassification on the Consolidated Statements of Cash Flows for the nine months ended March 31, 2004.
Consolidated Statements of Cash Flows
	As Previously Reported	Adjustments	As Restated
Nine Months Ended March 31, 2004

Effect of foreign currency translation on cash	$27,065	$(28,211)	$(1,146)
Net cash flows provided by investing activities	174,638	(94,804)	79,834
Net cash flows used in operating activities	(575,523)	123,016	(452,507)

Note 3. Stock Based Compensation:

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company's net loss would have been adjusted to reflect the following pro forma amounts:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004
Loss: As reported	$(471,233)	$(734,579)	$(1,547,928))	$(1,913,957)
Less: Stock based compensation expense included in net loss	28,390	-	101,355	-
Effect of stock-based employee compensation expense determined under fair valuation method for all awards, net of any related tax effects	(84,693)	(99,142)	(254,079)	(297,425)
Pro forma	$(527,536)	$(833,721)	$(1,700,652)	$(2,211,382)
Loss per common share:
Basic and diluted loss per share:
As reported	$(0.03)	$(0.07)	$(0.09)	$(0.15)
Pro forma	$(0.03)	$(0.08)	$(0.10)	$(0.18)

Note 4. Common Stock

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

On November 29, 2004 Mr. Silverman loaned an additional $50,000 to the Company. The Company issued a convertible promissory note bearing 6% interest and payable on demand. On December 16, 2004, said note converted into Common Stock in accordance with the terms of the Convertible Promissory Note, resulting in the issuance to Mr. Silverman of 135,513 shares of Common Stock. The Company entered into an agreement with a public relations firm. The agreement has both cash and stock compensation components with $75,000 in total expense, $30,000 of which was stock compensation charged within the nine month period ended March 31, 2005.

Note 5. Loans Payable from Shareholders

Loans payable include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are not members of management and an aggregate of $100,000 and $130,000 of promissory notes to Morris Silverman and Gregory Witchel, respectively, bearing interest at 6% per annum. All of these promissory notes are payable on demand. On January 3, 2005 a note for $30,000 was repaid to Mr. Witchel. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all.

Note 6. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS"), No. 123R "Share-Based Payment". SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. SFAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, this statement was deferred and is now effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently assessing the impact that this statement will have on the Company's consolidated financial statements.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations and the sale of securities. In addition, during the nine months ended March 31, 2005, the Company issued an aggregate of $595,316 of promissory notes in consideration for amounts loaned to the Company by Mr. Morris Silverman, a Director of the Company. Of these promissory notes $445,316 has been converted into shares of common stock of the Company. The Company issued an additional aggregate of $100,000 of promissory notes in consideration for amounts loaned to the Company by Mr. Gregory Witchel, the CEO of the Company. The Company sold at market in the last nine months stock totaling $856,869 to outside investors. On May 12, 2004 the Company filed a Registration Statement, Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. On December 31, 2004, the Company effected a private placement of common stock and warrants to an individual investor for a net investment of $500,000. On January 3, 2005 the Company terminated the Common Stock Purchase agreement with ICON Investors Ltd. effective February 4, 2005. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined. The Company had unshipped orders totaling $78,307 as of March 31, 2005. As of March 31, 2005 the Company had cash and cash equivalents of $79,468 compared to $ 60,636 at March 31, 2004.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2005 as Compared to the Three and Nine Months Ended March 31, 2004.

Net Sales:
The Company's net sales for the three-month period ended March 31, 2005 increased $26,625 or 5.9%. The Company's net sales for the nine-month period ended March 31, 2005 increased $332,974 to $1,613,841 or 26.0%, compared to the same period of the prior year. The increase in net sales for the nine-month period was primarily due to the following factors: (i) The Company's partner in South East Asia has resumed orders to DiaSys Corporation at an increased level from last year's sales on an annualized basis; (ii) Production problems related to the paracep tube mold which had delayed shipments originally scheduled to ship during the last quarter of fiscal year ended June 30, 2004 have been rectified and back orders were filled during the first quarter of the current fiscal year.

Gross Profit and Gross Profit Margins:
Gross profit for the three-month period ended March 31, 2005 increased 10.7% from $220,290 to $243,842. Gross profit for the nine-month period ended March 31, 2005 increased 20.2% from $707,184 to $850,218. Gross profit margins for the nine-month period decreased from the prior year from 55.2% to 52.7% for the nine-month period.

Selling, General & Administrative (SG&A Expense):
SG & A expenses for the three-month period ended March 31, 2005 increased $32,110 or 5.2% over the comparable prior period. For the nine-month period ended March 31, 2005, SG&A decreased $23,689 or 1.1% from $2,127,535 to $2,103,846 over the comparable prior period. On November 18, 2004 the Board of Directors voted to decrease the strike price of options granted to the then prevailing market price of $0.39. On January 24, 2005, the Board voted to immediately vest those options to Officers and the Members of the Board. The resultant charges to SG&A were $72,965 during the quarter ended December 31, 2004 and $28,390 for the three-months ended March 31, 2005. The decrease in SG&A for the nine-month period was due to a reduction in legal fees that were associated with the arbitration proceedings against Todd DeMatteo the Company's former President and Chief Executive Officer.

Research and Development (R&D):
R & D expense for the three-month period ended March 31, 2005 decreased $39,363 or 43.5% over the comparable prior period. R&D expenses for the nine-month period ended March 31, 2005 decreased 4.4% to $192,853 compared to $201,772 for the same period last year. The decrease for the three-month period is due to a reduction in staff in the Waterbury facility. The decrease in staff exceeded an increase in R&D for the UK facility. It is anticipated that the Company will maintain the level of its research and development activities in the UK focusing on both improvements to its existing products and the introduction of new consumable products.

Other Income, Net:
Other Income, Net decreased $181,768 for the nine-month period ended March 31, 2005 from interest expense in the comparable prior period and $220,774 from the comparable three-month period. The decrease was the result of not having the recording of additional interest and fees associated with the former CEO's promissory note during the three-month period ended March 31, 2004, a beneficial conversion feature of a note payable during the previous nine-month period of 2004 as well as costs and warrants associated with the issuance of promissory notes and unsecured debentures.

Net Loss:
For the nine-month period ended March 31, 2005, net loss decreased $366,029 to $1,547,928 down from $1,913,957 for the same period of the prior year. The decrease in net loss was due to the increase in gross profit above the prior year's figures as well as the reduction of legal expense as compared to the prior year.

ITEM 3. PROCEDURES AND CONTROLS

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were ineffective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also ineffective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Corrective action:

Subsequent to the issuance of the Company's consolidated financial statements for the period ended March 31, 2004, the Company's management determined that the manner in which it presented certain cash flow activities was not in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 95, "Statement of Cash Flows". As a result the company corrected these errors and has implemented additional controls adequate to ensure that these errors do not occur in the future.

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's additional disclosure controls and procedures as of March 31, 2005 were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no other additional changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

Effective March 24, 2005, the Company issued to CEOcast, Inc. 75,000 shares of its Common Stock as consideration for services rendered to the Company.

The securities issued in the above transaction were not registered under the Securities Act of 1933, in reliance upon the exemptions afforded by Section 4(2) and 4(6) of such Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

On January 5, 2005, the Company announced that it had executed a letter of intent to acquire BioCheck, Inc. and EverNew Biotech, Inc. Difficulties have arisen in the negotiation stage and management now believes that such transactions will not be consummated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits filed with this report:

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K:

During the period covered by this report, the Company filed Current Reports on Form 8-K as follows:

1.	On January 3, 2005 the Company reported the termination of its equity line of credit arrangement with Icon Investors Ltd.
2.	On January 6, 2005 the Company reported the sale of a $500,000 equity package to a private investor.
3.	On February 5, 2005 the Company reported the receipt of a letter from the American Stock Exchange advising that the Company was not in compliance with certain American Stock Exchange listing requirements.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized
DIASYS CORPORATION
Date: June 29, 2005	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: June 29, 2005	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, President and Chief Financial Officer