Form 10KSB
period 2005-06-30
DIASYS CORP
filed 2005-10-14
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant's revenues for the most recent fiscal year were $1,914,077

As of September 9, 2005, the aggregate market value of the Registrant's voting stock held by non-affiliates was $2,146,600 based upon the closing price of $.23 on such date.

As of September 23, 2004, the Registrant had 18,278,875 shares of common stock outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

DiaSys Corporation ("DiaSys", "Company") designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide. The Company's workstation instruments standardize laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid (CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods. The Company believes that by automating the laboratory process, its customers save labor expense in handling the separate steps of the analytic process involved; however, the Company has not conducted independent, objective studies to quantify or support such belief. The Company's consumable products are in some cases combined with the Company's workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies. The Company has also developed a rapid, inexpensive method for, screening, monitoring and the adjunctive testing of Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension, and other disease states. Multiple Myeloma is America's second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes only.

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

The Company's wholly-owned subsidiary, DiaSys Europe Limited, is located in Workingham, England. DiaSys Europe markets the Company's urinalysis and parasitology workstations, the full DiaSys line of rapid test kits, consumables, immunology, oncology and virology products and manufactures reagents. DiaSys Europe's facility is ISO 9001-2000 certified for the design and manufacture of devices for the scientific, diagnostics, medical & industrial markets. In June 2005, all manufacturing and assembly operations that had been conducted in the Company's Waterbury facility were consolidated into its DiaSys Europe facility. DiaSys Europe Ltd products are registered with MHRA (Medicines and Healthcare Products Regulatory Agency) for CE marking under the Directive 98/79 In Vitro Diagnostics Medical Devices. The operating results of the subsidiary are reflected in the accompanying consolidated financial statements.

We sell and service our products in North America both directly and through strategic distribution relationships with Cardinal Heath (NYSE:CAL), and Fisher Healthcare, a division of Fisher Scientific International Inc (NYSE:FSH). We also market our products through numerous relationships with group purchasing organizations including Broadlane Inc. and VWR.

The Company directly sells and services its products in the United Kingdom through DiaSys Europe Limited. Sales and service throughout Europe, Asia and South America is conducted through independent, third party distributors or strategic trading partners. All distributors and strategic partners are managed by the Company through either of its offices in the United States or United Kingdom.

We are currently focusing our efforts to: (i) develop, acquire and patent several new proprietary technologies such as our new screening, monitoring and adjunctive test for Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension and other disease states;(ii) develop a paracep fecal concentrator for use in the veterinary marketplace (iii) build the infrastructure needed to support global manufacturing and distribution operations; (iv) establish market and technical acceptance of our products among the medical laboratory community; (v) attract significant strategic selling partners in major markets; and, (vi) implement a plan for long term market penetration.

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

R/S Series: The "R/S" series workstations standardize, automate, and reduce the cost to perform routine microscopic analysis of urine sediment. Users of the "R/S" series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing several hundred urine tests per day; and (iii) local hospital laboratories performing approximately 100 tests per week. The URIPREP centrifuge tube with its unique insert enables the system to accurately measure sediment at one milliliter of sediment to five micro liters of examined sample. The R/S is a fully enclosed semi-automatic system which provides safety to laboratory technicians, improves patient morphology and reduces biowaste.

We believe that the "R/S" series workstations are a preferred practice of major laboratory networks, health maintenance organizations (HMO's) and core medical facilities such as Quest and Kaiser Permanente. The Company has also entered into strategic distribution agreements regarding the promotion and sale of its "R/S" series workstations with and by Cardinal Health (NYSE:CAH), Fisher Healthcare, a division of Fisher Scientific International Inc. (NYSE:FSH), and Hua Sin Science Co. LTD, the exclusive distributor of Bayer's urinalysis instruments in China (See: STRATEGIC RELATIONSHIPS below).

FE Series: The "FE" series workstation-systems are composed of the FE-5, and Parasep collection tubes and fecal concentrators. These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results. When the Parasep filtration tube is used in conjunction with the FE-2 workstation the result is reduced biowaste increased safety to the laboratory technician from a fully enclosed system, increased patient morphology, and standardized sample size for examination.

Disposable Consumables, Diagnostic Test Products and Kits

Consumables: The Company manufactures and distributes numerous consumable diagnostic products, reagents and test kits. The markets for these products are hospital and commercial laboratories, biotech and pharmaceutical companies.

POINT OF CARE Test Kits: The Company acquired an inexpensive method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers and other disease states at or near the patient through its purchase of Intersep Limited, a privately owed company based in Wokingham, England, in 2000. Multiple Myeloma is America's most prevalent blood cancer behind leukemia, and accounts for 2% of all known cancer deaths. We are currently selling the test in Europe for research applications, and have announced our intention to market the product in the United States and other markets if and as regulatory approvals are secured. The Company has made PCT filings for the Bence Jones point of care test which has been expanded to include additional disease states. The regulatory requirement and review process differ widely among countries and can be very expensive to obtain. If we do not receive regulatory approvals on a timely basis, we will have to carry development costs for a longer period and we will lose market share to our competitors.

Additional Products

The Company is in the continuous process of developing new products for the global healthcare marketplace. The Company's current product development plan extends into 2006. DiaSys is currently developing new versions of its urinalysis and parasitology workstations, and disposable and consumable products for use in hospitals and clinical laboratories as well as developing a paracep fecal concentrator for use in the veterinary market. The Company is also in the process of evaluating the purchase, license or distribution of compatible product lines.

SALES, MARKETING AND DISTRIBUTION

North America

The Company sells and services its workstation-systems and consumable products through its office headquarters in Waterbury, Connecticut. The Company had terminated 3 U.S. regional sales managers in the beginning of the fourth quarter due to an unprofitable sales model. North American sales efforts are supported by the CEO and a Customer Service specialist, each located at the Company's headquarter office. Sales in North America are facilitated by strategic marketing and distribution alliances with Cardinal Health, Fisher Healthcare, Broadlane and VWR in the United States and VWR in Canada (see: Strategic Relationships below). Additionally, sales in North America are supported by exhibitions at national trade shows.

South and Central America

The Company has distribution operations in parts of South, Latin and Central America. Distribution is conducted by independent, third party distributors and monitored by the Company's CEO and Regional Sales Manager for Latin/South America, Marketing and Service, Rest of World (ROW) based in Waterbury, Connecticut. Distributors are exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement.

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

China and Pacific Asia

Sales and service of the Company's products in China and Hong Kong is conducted by the Company's strategic trading partner, Hua Sin Science Company, under the direction and guidance of the Company's CEO (see: Strategic Relationships below).

Australia and New Zealand

The Company entered into exclusive distribution agreements with Laboratory Diagnostics in Australia and Diagnostic Bioserve, LTD in New Zealand to promote, sell and service the Company's product line.

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

Hua Sin Science Co. LTD:

In 1999, the Company entered in to a three year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China. Hua Sin manufactures and distributes instruments and reagents to China's 67,000 hospital and medical laboratories. Hua Sin is also the exclusive distributor of Bayer's CLINITEK series urine chemistry analyzers in China (see Bayer above). The Company officially commenced joint operations with Hua Sin in April, 1999, and on May 4, 2000, announced that China's Health Ministry, the equivalent of the United States' Food and Drug Administration (FDA), certified the Company's urinalysis and fecal concentrate workstations for use by all of China's 67,000 medical laboratories. In 2002, the Company and Hua Sin expanded their relationship to include sales and service operations in Hong Kong. On September 22, 2003, the Company announced that Hua-Sin renewed its exclusive distribution agreement with DiaSys for a period of three years.

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

The Company believes that some of the disadvantages of its products are that they are not fully automated in that there is no image recognition system, no data storage, and no on-screen monitor display. These systems are not fully-automated, walk-away systems. The Company is not aware of any competitor which offers solutions to all of these problems.

MANUFACTURING AND WARRANTY OBLIGATIONS

The Company internally designs its workstations in Waterbury, Connecticut. The Company internally develops its consumable products in both its United States and United Kingdom offices, but manufactures them through a network of molders, machine shops and other third party subcontractors. All sub-assemblies, parts, consumables and kits manufactured by sub-contractors are made according to Company specifications. All final assemblies and final tests are conducted by the Company in its UK facility. The Company has developed alternate qualified vendors for supply of its critical raw material and supplies that could fulfill its requirements if needed. Implementation of this manufacturing plan has resulted in higher manufacturing quality, reduced lead-time-to-delivery and reduced costs in manufacturing.

The Company provides its customers with a one year "swap out" warranty against defects in parts or workmanship on all new or refurbished workstations from the date of delivery. This means that in the event a unit fails due to a defect in parts and/or workmanship during the warranty period, the Company will replace the unit with a new or refurbished unit at the Company's option. For service after the initial year of warranty, the Company provides repair and service at an hourly rate plus parts. The Company experiences minimal additional costs associated with its warranty obligations.

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

Patent applications are pending for a DiaSys device for testing for Bence Jones Protein in non centrifuged urine.

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

GOVERNMENT REGULATIONS

The Company has obtained all necessary safety certifications for its products. DiaSys Europe's facility is ISO 9001-2000 certified for the design and manufacture of devices for the scientific, diagnostics, medical & industrial markets. All DiaSys Europe Ltd products are registered with MHRA (Medicines and Healthcare Products Regulatory Agency) for CE marking under the Directive 98/79 In Vitro Diagnostics Medical Devices.

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

Sales to one foreign customer in China as a percentage of net sales totaled 18% and 11% in 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT

The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The research and development is an internal process to the Company and does not typically include the use of third parties for development. On September 15, 2005 the Company announced that it has engaged BioCheck, Inc. and its principal scientist to complete development of its proprietary Bence Jones protein technology.

BACKLOG

The Company had unshipped orders totaling $ 158,935 as of June 30, 2005.

EMPLOYEES

As of June 30, 2005 the Company employed 15 persons, 4 of whom were engaged in sales and marketing, 1.5 in research and development, 4 in manufacturing, and 5.5 in administrative, finance and other clerical support activities.

2. DESCRIPTION OF PROPERTY

The Company leases 12,000 square feet of space at 81 West Main Street, Waterbury, Connecticut for its headquarters, research and development and assembly operations. The lease rate includes all management fees, real estates taxes, common area charges, heat, air-conditioning, electricity, janitorial services, limited parking and such other expenses normally incurred by a tenant. The lease expires on January 31, 2006 but may be earlier terminated by the Company upon six (6) months written notice at any time after August 1, 2003. The lease provides for the following lease payment schedule:

ANNUAL PERIOD	MONTHLY LEASE RATE	ANNUAL LEASE RATE

Feb 1 2005 to Jan 31, 2006	$9,388.96	$112,667.58

DiaSys Europe Limited leases approximately 4,300 square feet of office, final assembly and warehousing space in Wokingham, England. The lease rate is approximately $36,050 per year, on a triple net basis. The lease commenced May 1, 2002 and expires April 30, 2012.
ANNUAL PERIOD	MONTHLY LEASE RATE	ANNUAL LEASE RATE

May 1 2005 to April 30, 2012	$3,004.17	$36,050.00

Other than the leased properties set forth above, the Company does not invest in real estate interests, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which 18,278,875 shares were issued and outstanding as of June 30, 2005. The Company's common stock is traded on the American Stock Exchange (AMEX) under the symbol "DYX".

The following table sets forth the high and low sales price for the Company's Common Stock as reported by The American Stock Exchange for the periods indicated.

Year Ended June 30, 2005,	High	Low

4th Quarter	$.48	$.26
3rd Quarter	.86	.35
2nd Quarter	.50	.32
1st Quarter	.64	.37

Year Ended June 30, 2004,	High	Low

4th Quarter	$.77	$.57
3rd Quarter	.88	.48
2nd Quarter	.77	.43
1st Quarter	.89	.65

As of September 26, 2005 the Company's Common Stock was held by approximately 150 holders of record.

To date, the Company has not declared or paid any cash dividends on its common stock, nor does is have the current intention to do so. The Company anticipates that earnings will be used to finance the development and expansion of its business. Further, future financing arrangements may restrict or prohibit the Company's ability to declare and pay dividends without prior lender approval.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2004
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,768,500	$.40	1,100,000

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to: the existence of, demand for, and acceptance of the Company's products and services; the ability of the Company to develop new and timely products; the ability of the Company to maintain and expand its business relationship with its distributors and strategic partners (see: STRATEGIC RELATIONSHIPS above); the effect of regulatory approvals and developments, economic conditions, the impact of competition; and, other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

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

Revenue Recognition - Sales and related cost of sales are recognized upon shipment of products. The company does not custom build product nor does any product require customer acceptance. All product is shipped as a final sale FOB DiaSys. Allowances for estimated uncollectible accounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate. New workstations are covered under a 12 month limited warranty from date of shipment. Historically, costs associated with the limited warranty are insignificant and no reserve has been established.

Inventories - Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provision for slow moving inventory is provided based on historical experience and product demand. Obsolete inventory or inventory for discontinued products are not included in inventory. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

Patent Costs - The Company's patents are valued at cost and amortized over the remaining useful life of the patent. The Company believes that all of its continuing patents have sufficient potential use to justify the valuations presented. If and at such time as management were to determine that any one of its patents had a more limited potential, the Company would evaluate it for impairment. In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired. The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers. Factors the Company generally considers important which could trigger an impairment review on the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results including expected undiscounted future cash flows; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; and (3) discontinuance of product lines by ourselves or our customers; Although the Company believes that the carrying value of its patents was recoverable as of June 30, 2005, future events could cause it to conclude otherwise. The paracep product line and the Multiple Myeloma testing product continue to perform at or above historical levels. Additionally, during the fiscal year ended June 30, 2004 a study was conducted by a leading M.D. in the urinalysis field. He concluded that there were additional markets for the Multiple Myeloma product. The Company intends to further explore the new options.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions. Historically, the Company has not had any significant impairments.

LIQUIDITY AND CAPITAL RESOURCES
	June 30,
(In dollars, except for ratios)	2005	2004

TOTAL CURRENT ASSETS	$672,564	$1,081,329
TOTAL CURRENT LIABILITIES	1,308,128	1,600,134
WORKING CAPITAL DEFICIENCY	$(635,564)	$(518,805)

WORKING CAPITAL DEFICIT RATIO TO 1	(0.5)	(0.7)

The Company funds its working capital requirements primarily from its revenues from operations. In addition, during the twelve months ended June 30, 2005, the Company issued an aggregate of $875,316 of promissory notes in consideration for amounts loaned to the Company by certain members of management and other individuals. During fiscal year 2005, a total of $647,643 in principal amount of these promissory notes were converted into shares of common stock of the Company and $30,000 was repaid. An additional $500,000 was raised via stock sales from the treasury at market to outside investors. The stock issuances from these transactions were at market. The Company intends to fund its working capital requirements from its revenues from operations. On May 12, 2004 the Company filed a Registration Statement, Form SB-2/A authorizing the sale of up to 2,483,600 shares of common stock to ICON Investors Ltd. On January 3, 2005 the Company terminated the Common Stock Purchase agreement with ICON Investors Ltd. effective February 4, 2005. During the fiscal year the Company raised $356,869 through the use of this vehicle. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined.

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

FINANCIAL CONDITION

The working capital deficiency increased by $116,760 from June 30, 2004 to June 30, 2005. Cash and equivalents as of June 30, 2005 decreased by $68,813 over the same period. Cash used in operating activities was $1,775,278 for the current fiscal year. The cash used in operations resulted primarily from the operating loss and a reduction in accounts payable and accrued expenses. The reduction in accounts payable is attributable to payment of the settlement with the co-founder and former CEO. Management believes that the Company will require additional financing to discharge its obligations for at least the next twelve months. The Company had unshipped orders totaling $ 158,935 as of June 30, 2005.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended June 30, 2005 and 2004, the Company incurred net losses of $2,029,245 and $2,985,726, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $635,564 and $518,805, respectively, and as of June 30, 2005 had an accumulated stockholders' deficit from inception of $18,118,899. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by increasing sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management should it become practical or advantageous to do so.

RESULTS OF OPERATIONS

NET SALES

The Company's net sales increased 2.8% or $51,465 from $1,862,612 in fiscal year 2004 to $1,914,077 in fiscal 2005. Domestic US sales decreased $86,586 from $473,440 in fiscal year 2004 to $386,854 in fiscal year 2005. International sales increased $138,051 from $1,389,172 in fiscal year 2004 to $1,527,223 in fiscal year 2005. The increase in international sales can be attributed to an increase in sales to the Company's largest customer in China who replenished their inventory.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company's gross profit decreased by 11.3% or $119,266 from $1,052,793 for fiscal year 2004 to $933,527 in fiscal year 2005. In June 2005 the Company consolidated its assembly operation into its UK facility. The Company determined that it had enough capacity in its UK facility to effect this change with existing UK staff and leasehold space. During fiscal year ended June 30, 2005, $129,033 in fixed personnel expenses for manufacturing and assembly incurred have been eliminated with the consolidation in 2005.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company's SG&A expenses decreased 20.2% or $664,467 from $3,288,208 for fiscal year 2004 to $2,623,740. The decrease in SG&A was due primarily to non-recurring legal fees in connection with the litigation with the former CEO and co-founder and the subsequent settlement of that action for $478,000 that were incurred in fiscal year 2004. During the 4th quarter of fiscal year 2005, the oversight of the Asian and Australian markets was transferred to the CEO. Additionally, the sales support function and the administration of the sales support function were consolidated into the UK operation during the 4th quarter of fiscal year 2005. During fiscal year 2005, $393,428 of expense was incurred for personnel functions that have been eliminated due to the consolidation.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased 19.3% to $234,653 for fiscal year 2005 compared to $290,661 for fiscal year 2004. This decrease was due primarily to the need to control expenses and to focus the Company's efforts to projects that are more likely to succeed in the marketplace. The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes. The Company is focusing its research and development on several projects; new proprietary consumable products to be used in conjunction with the workstations, a fully automated urinalysis unit and a proprietary series of in-vitro immunoassays. New applications for our technology are also being pursued in the industrial market. During the 4th quarter of fiscal year 2005, the Company completed its project to develop a more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology markets. With the completion of the project, $54,994 in personnel expenses that were incurred during fiscal year 2005 have been eliminated.

INTEREST EXPENSE

Interest expense decreased to $102,479 during the fiscal year compared to $453,168 for the previous fiscal year. The decrease is attributable to non recurring non-cash charges incurred during fiscal year 2004 for a beneficial conversion of notes payable in the amount of $32,500 as well as a non-cash charge of $383,439 in 2004 for the issuance of common stock warrants associated with the issuance of notes payable.

NET LOSS

The Company's net loss decreased $956,481 from $2,985,726 in fiscal year 2004 to $2,029,245 in fiscal year 2005. This decrease was due primarily to the elimination of the non-recurring charges associated with the settlement of litigation with the former CEO and co-founder and accompanying legal fees as well as the non-cash charge to earnings in the amount of $ 415,939 as a result of a beneficial conversion and the issuance of warrants in 2004.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials or labor to the Company could affect the prices charged by the Company to its clients.

ITEM 7 - FINANCIAL STATEMENTS

See Page _27.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no other additional changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors are as follows:

Name	Company Position	Age
Gregory Witchel	Chief Executive Officer and Director	45
Robert Wigoda	Director and Secretary,	50
Morris Silverman	Chairman of the Board of Directors	73
Sherwin Gilbert	Director	62
Howard Bloom	Director	50
Jeffrey B. Aaronson	President, Chief Financial Officer and Director	49

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

Morris Silverman has served on the Company's Board of Directors since November 2002 and currently serves as Chairman of the Board. Since 1977, Mr. Silverman is the majority owner and Chairman of the Board of M.S. Management Corporation, a private finance company with over 250 branches nationwide. Mr. Silverman has several years of experience in strategic planning and operations within and outside the medical community. He served as the Chairman of Medical Financial Services, Inc., an accounting and receivable financing company for the medical profession from 1975 to 1985. Prior thereto, Mr. Silverman served as Vice President of Operations for Petrie Stories, a New York Stock Exchange company.

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

Howard Bloom was appointed to the Company's Board of Directors on August 8, 2003. Mr. Bloom, J.D., C.P.A., joined Kipnis, Rosen and Bloom in 1978 where he has a partner position and is a former board member of CBC Bancorp and Capital Bank & Trust with oversight of a $50 million portfolio.

Jeffrey Aaronson joined the Company in June 2003 and was appointed Chief Financial Officer on August 8, 2003, President on November 1, 2003 and as a member of the Board of Directors on November 22, 2004. Mr. Aaronson was most recently the Vice President of Finance and Operations since 1996 for Ergo Systems Inc, a manufacturer of ergonomic computer accessories. In addition to his finance responsibilities, Mr. Aaronson oversaw all manufacturing and customer support operations. Prior to his nineteen years of experience in the private sector, Mr. Aaronson spent six years as a senior auditor for public accounting firms in New York City. Mr. Aaronson received his B.B.A. degree in accounting from Adelphi University in 1979.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth compensation information for any person serving as the Company's Chief Executive Officer during the fiscal year ended June 30, 2005, and any other executive officer who received compensation in excess of $100,000 during the fiscal year ended June 30, 2005. During fiscal year 2005 no executive officer received compensation in excess of $100,000.

				Long-Term Compensation
Name and Position	Fiscal Year	Salary	Bonus	Stock Options	Other Compensation
Gregory Witchel, CEO	2005	$75,000	-	-	-

Stock Option Grants

The following options were granted in November, 2004:

Name	Share Options Granted	% of Total Options Granted to All Employees	Exercise Price	Expiration Date

Morris Silverman	279,000	35%	$0.39	18-Nov-04
Gregory Witchel	232,500	29%	$0.39	18-Nov-04
Jeffrey Aaronson	186,000	23%	$0.39	18-Nov-04
Robert Wigoda	25,000	3%	$0.39	18-Nov-04
Sherwin Gilbert	25,000	3%	$0.39	18-Nov-04
Howard Bloom	25,000	3%	$0.39	18-Nov-04

No stock options were exercised during the fiscal year ended June 30, 2005.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of the Company's Common Stock is beneficially owned by: (i) each of the Company's directors; (ii) each of the Company's named executive officers; and (iii) each person (or group) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. This information is as of September 23, 2005.

Name	Number of Shares	Percentage of Ownership (1)
Morris Silverman (2)	6,025,851	31.0%
Gregory Witchel (3)	1,688,626	8.8%
Jeffrey B. Aaronson (4)	341,000	1.8%
Robert M. Wigoda (5)	96,562	0.5%
Sherwin Gilbert (6)	108,101	0.6%
Howard Bloom (7)	218,292	1.1%
John V. Winfield (8)	2,621,100	13.4%
Executive officers and directors as a group (6 persons)	8,478,432	40.6%

No other shareholders are known by the Company to hold more than 5% of the Company's Common Stock
____________________
(1) Based on there being 18,278,875 shares of Common Stock outstanding as of September 23, 2005.

(2) Includes 150,000 shares which Mr. Silverman has the right to acquire pursuant to a warrant issued on February 17, 2004, 319,270 shares which Mr. Silverman has the right to acquire pursuant to a convertible note issued November 1, 2004 and 665,500 shares which Mr. Silverman has the right to acquire under currently-exercisable stock options. Mr. Silverman serves as Chairman of the Board of Directors.

(3) Includes 75,000 shares which Mr. Witchel has the right to acquire pursuant to a warrant issued on February 17, 2004 and 549,500 shares which Mr. Witchel has the right to acquire under currently-exercisable stock options. Mr. Witchel serves as Chief Executive Officer and as a member of the Company's Board of Directors.

(4) Includes 20,000 shares owned by Mr. Aaronson's wife's 401(k) plan, 75,000 shares which Mr. Aaronson has the right to acquire pursuant to a warrant issued on February 17, 2004 and 266,000 shares which Aaronson has the right to acquire under currently-exercisable stock options. Mr. Aaronson serves as President and Chief Financial Officer and as a member of the Company's Board of Directors.

(5) Includes 75,000 shares which Mr. Wigoda has the right to acquire under currently-exercisable stock options. Mr. Wigoda serves as the Company's Secretary and as a member of the Company's Board of Directors.

(6) Includes 55,000 shares which Mr. Gilbert has the right to acquire under currently-exercisable stock options. Mr. Gilbert serves as a member of the Company's Board of Directors.

(7) Includes 10,000 shares held in accounts for the benefit of Mr. Bloom's two minor children and 75,000 shares which Mr. Bloom has the right to acquire under currently-exercisable stock options. Mr. Bloom serves as a member of the Company's Board of Directors.

(8) Includes 1,250,000 shares which Mr. Winfield has the right to acquire pursuant to a warrant issued on December 30, 2004.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                       On December 31, 2004, the Company sold to John Winfield, for an aggregate cash investment of $500,000, an equity package consisting of 1,250,000 shares of Common Stock and a Common Stock Purchase Warrant entitling Mr. Winfield to purchase 1,250,000 shares of Common Stock at $.50 per share at any time prior to the third anniversary of the transaction date.

                       All shares issued to the Directors and officers referred to above were issued with restrictions limiting the ability of the holders to sell such shares without regulation under the Securities Act of 1933. The Company has no plans to register any of such Shares.

PART IV

ITEM 13 - EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
3.2	By-Laws (Incorporated by reference to the Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
10.1	Common Stock Purchase Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.2	Registration Rights Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.3	Consulting Agreement, dated February 17, 2004, with Capital Management Internationale (Incorporated by reference to Exhibit 1.3 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.4	Amendment No. 1 to Common Stock Purchase Agreement with Icon Investors, LLC (Incorporated by reference to Exhibit 1.4 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 27, 2004)
10.5	Rights Agreement (Incorporated by reference to the Exhibit 4.2 to the Registrant's Registration Statement of Form S-3 filed with the Commission on November 27, 2002)
10.6	Loan and Security Agreement dated as of August 12, 2004 between the Registrant and Morris Silverman (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.7	Indemnification and Mutual Contribution Agreement dated as of August 12, 2004 among Morris Silverman, Gregory Witchel, Robert M. Wigoda, Howard M. Bloom, Jeffrey B. Aaronson and the Registrant (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.8	Convertible Promissory Note dated as of August 12, 2004 payable to Morris Silverman in the amount of $475,000 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.9	Convertible Promissory Note dated as of September 9, 2004 payable to Morris Silverman in the amount of $120,316.47 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.10	Personal Guaranty Agreement of Gregory Witchel dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.11	Personal Guaranty Agreement of Robert M. Wigoda dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.12	Personal Guaranty Agreement of Howard Bloom dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.13	Personal Guaranty Agreement of Jeffrey B. Aaronson dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)

10.14A	Purchasing Agreement with Healthtrust Purchasing Group dated December 1, 2001(1)(2)(3)
10.15A	Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002. Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002.(1)(2)(3)
10.16	Supplier Set-up form with Allegiance dated December 8, 1999. (Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB filed with the Commission on June 30, 2005)
10.17A	Distribution Agreement with Fisher Scientific Company, LLC, dated July 23, 2001. (1)(2)(3)
10.18A	Non-Exclusive Distribution Agreement with VWR International, Inc., dated as of November 1, 2003.(1)(2)(3)
10.19A	International Sales and Service Agreement, effective May 16, 2005, between theCompany and Genesee Brazil. (1)(2)(3)
10.20	International Distributor Agreement, effective June 20, 2005, between the Company'swholly-owned subsidiary, DiaSys Europe, Ltd, and Cooplab, Crl. Incorporated by reference to the exhibit of the same number filed with the Registrant's Current Report of Form 8-K filed with the Commission on July 28, 2005.
10.21A	International Sales and Service Agreement, effective as of May 4, 2005, between theCompany and Diagnostic Bioserve Limited. (1)(2)(3)
10.22A	International Sales and Service Agreement, effective as of May 22, 2005, between the Company and Bionuclear. (1)(2)(3)
21.1	Subsidiaries of the Registrant: DiaSys Europe, Ltd, a United Kingdom Company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

______________________
(1) Amendment of previously filed exhibit correspondingly numbered.
(2) Filed herewith.
(3) Portions of this document have been omitted and filed separately with the Securities and Exchange Commission, together with an application for confidential treatment of such information.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Deloitte & Touche LLP for the fiscal years ended June 30, 2004 and 2005:

	Year Ended June 30, 2004	Year Ended June 30, 2005

Audit Fee	$190,000	$250,075
Audit-Related Fees	-	-
Tax Fees	23,000	24,900
All Other Fees	-	-
Total Fees	$231,000	$274,975

                       Audit Fees. This category includes fees paid for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of the Company's interim financial statements, including the amending of the Company's 10-KSB for fiscal year 2004.

                       Audit-Related Fees. Deloitte and Touche LLP did not perform any services in this category for us during the fiscal years ended June 30, 2004 and 2005.

                       Tax Fees. This category consists of professional services rendered by Deloitte & Touche LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with the Company's ongoing business and business ventures.

                       All Other Fees. Deloitte & Touche LLP did not perform any services in this category for us during the fiscal years ended June 30, 2004 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 26, 2005	DiaSys Corporation

By: /s/ Gregory Witchel Gregory Witchel, Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 26, 2005	DiaSys Corporation

By: /s/ Jeffrey B. Aaronson President & Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Gregory Witchel Gregory Witchel, Chief Executive Officer and Director	Date: September 26, 2005

/s/ Jeffrey B. Aaronson Jeffrey B. Aaronson President & Chief Financial Officer	Date: September 26, 2005

/s/ Morris Silverman Morris Silverman Chairman of the Board	Date: September 26, 2005

/s/ Robert Wigoda Robert Wigoda Secretary and Director	Date: September 26, 2005

/s/ Sherwin Gilbert Sherwin Gilbert Director	Date: September 26, 2005

/s/ Howard Bloom Howard Bloom Director	Date: September 26, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm:

Consolidated Financial Statements:

Consolidated balance sheet at June 30, 2005

Consolidated statements of operations for the years ended June 30, 2005 and 2004

Consolidated statements of changes in stockholders' equity and other comprehensive income (loss) for the years ended June 30, 2005 and 2004

Consolidated statements of cash flows for the years ended June 30, 2005 and 2004

Consolidated notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DiaSys Corporation and Subsidiary
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheet of DiaSys Corporation and subsidiary as of June 30, 2005 and the related consolidated statements of operations, changes in stockholders' equity and other comprehensive income (loss) and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation and subsidiary at June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Hartford, CT
October 11, 2005

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS
June 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$993
Accounts receivable, less allowance for doubtful accounts of $13,275	210,210
Finance receivables	8,232
Inventories	322,155
Prepaid expenses and other current assets	130,974
Total Current Assets	672,564

PROPERTY AND EQUIPMENT, LESS
Accumulated depreciation of $602,170	186,009

OTHER ASSETS:
Patents less accumulated amortization of $1,077,416	1,911,880
Other assets-non-current	10,151
Long-term finance receivables	2,587
Total Other Assets	1,924,618
TOTAL ASSETS	$2,783,189
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$561,267
Accrued expenses	305,929
Due to bank	40,932
Loans payable from shareholders	400,000
Total Current Liabilities	1,308,128

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares 18,278,875 issued and outstanding at June 30,2005	18,279
Additional paid-in-capital	19,466,110
Accumulated deficit	(18,118,899)
Accumulated other comprehensive income	109,571
Total Stockholders' Equity	1,475,061
Total Liabilities and Stockholders' Equity	$2,783,189

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended June 30,
	2005	2004

NET SALES	$1,914,077	$1,862,612

COST OF GOODS SOLD	980,550	809,819

GROSS PROFIT	933,527	1,052,793

OPERATING EXPENSES
Selling	702,555	641,176
General & administrative	1,921,185	2,647,032
Research & development	234,653	290,661
	2,858,393	3,578,869

LOSS FROM OPERATIONS	(1,924,866)	(2,526,076)

OTHER INCOME:
Interest income	1,229	5,266
Interest expense	(102,479)	(453,168)

LOSS BEFORE INCOME TAXES	(2,026,116)	(2,973,978)

INCOME TAXES	(3,129)	(11,748)

NET LOSS	$(2,029,245)	$(2,985,726)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,964,674	12,778,508

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.12)	$(0.23)

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER
COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JUNE 30, 2005 AND 2004

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Capital	Income	Deficit	Equity
BALANCE JULY 1, 2003	12,418,393	$12,418	$16,403,927	$42,319	$(13,104,009)	$3,354,654

Net loss	-	-	-	-	(2,985,726)	(2,985,726)
Stock compensation award	200,000	200	95,800	-	-	96,000
Stock compensation award	26,458	26	19,024	-	-	19,050
Stock Compensation award	100,000	100	47,900	-	-	48,000
Stock compensation award	8,108	8	5,019	-	-	5,027
Conversion of notes payable	1,067,251	1,067	488,427	-	-	489,494
Issuance of common stock warrants	-	-	383,439	-	-	383,439
Beneficial conversion on note payable	-	-	32,500	-	-	32,500
Foreign currency translation adjustment	-	-	-	57,463	-	57,463
Sale of Common Stock	382,565	383	260,262	-	-	260,645
BALANCE JUNE 30, 2004	14,202,775	$14,203	$17,736,298	$99,782	$(16,089,735)	$1,760,548

Net loss	-	-	-	-	(2,029,245)	(2,029,245)
Conversion of accrued payroll	241,818	242	113,413	-	-	113,655
Stock compensation award	148,829	149	56,406	-	-	56,555
Stock Compensation award	33,332	33	12,633	-	-	12,666
Stock compensation award	50,000	50	16,450	-	-	16,500
Stock compensation award	75,000	75	29,925	-	-	30,000
Conversion of notes payable	1,426,358	1,426	596,077	-	-	597,503
Conversion of notes payable	135,513	136	50,004	-	-	50,140
Sale of Common Stock	1,250,000	1,250	498,750	-	-	500,000
Sale of Common Stock	715,250	715	356,154	-	-	356,869
Foreign currency translation adjustment	-	-	-	9,869	-	9,869

BALANCE JUNE 30, 2005	18,278,875	$18,279	$19,466,110	$109,571	$($18,118,899)	$1,475,061

Comprehensive loss, i.e., net loss plus other comprehensive loss totals $2,039,114 in 2005 and $ 2,928,263 in 2004.

See accompanying notes to consolidated financial statements.

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,029,245)	$(2,985,726)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	188,794	185,856
Depreciation of equipment, furniture and fixtures	96,292	94,348
Write off of other receivable	-	29,833
Stock Compensation	115,721	206,294
Charge for beneficial conversion of note payable	-	32,500
Common stock warrants	-	383,439
Changes in assets and liabilities:
Accounts receivable	198,148	504,323
Finance receivables	47,720	110,141
Inventories	119,152	33,463
Prepaid expenses and other current assets	(19,854)	24,305
Accounts payable and accrued expenses	(492,006)	706,360
Net cash flows used in operating activities	(1,775,278)	(674,863)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(8,306)	(41,291)
Costs of computer software	(125)	(222)
Decrease in restricted cash	12,141	104,056
Net cash flows provided by investing activities	3,710	62,543
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	856,869	260,645
Proceeds from loans from shareholders	875,316	450,000
Payments on loans from shareholders	(30,000)	(100,000)
Net cash flows provided by financing activities	1,702,185	610,645
Effect of foreign currency translation on cash	570	(538)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(68,813)	(2,214)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	69,806	72,019
CASH AND EQUIVALENTS, END OF YEAR	$993	$69,806
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,934	$-
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable to common stock	$647,643	$287,802
Conversion of accrued payroll to common stock	$113,655	$-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS:

Nature of the Business: DiaSys Corporation ("the Company"), designs, develops, manufactures, and distributes proprietary workstation and consumable products for medical and clinical laboratory applications. The Company currently conducts business within one business segment. The Company distributes its products primarily through sales managers employed by the Company and through distributors in North America, Europe, Middle East, Africa, China, Pacific Asia and Australia.

Management's Plan: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended June 30, 2005 and 2004, the Company incurred net losses of $2,029,245 and $2,985,726, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $635,564 and $518,805, respectively, and as of June 30, 2005 had an accumulated stockholders' deficit from inception of $18,118,899. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by increasing sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management should it become practical or advantageous to do so.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DiaSys Europe Limited. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: Sales and related cost of sales are recognized upon shipment of products. The company does not custom build product nor does any product require customer acceptance. All product is shipped as a final sale FOB DiaSys. Allowances for estimated uncollectible accounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when the products are returned. The Company's customer return policy allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to vendors for credit at the sole discretion of the Company. New workstations are covered under a 12 month limited warranty from date of shipment. Historically, costs associated with the limited warranty are insignificant and no reserve has been established.

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

 Income Taxes: Deferred income taxes are provided based on the difference between the financial statement and income tax basis of assets and liabilities, principally bad debt expense and net operating loss carry-forwards, at currently enacted tax rates. A valuation allowance is established if it is more likely than not that deferred tax assets will not be realized.

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

Inventories: Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provision for slow moving inventory is provided based on historical experience and product demand. Obsolete inventory or inventory for discontinued products are not included in inventory. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

Property and Equipment: Property and Equipment are recorded at cost and are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 10 years (see Note 6).

Computer Software: Computer software is recorded at cost and is amortized over a 3-5 year lives.

Patent Costs: The Company's patents are valued at cost and amortized over the remaining useful life of the patent. The Company believes that all of its continuing patents have sufficient potential use to justify the valuations presented. If and at such time as management were to determine that any one of its patents had a more limited potential, the Company would evaluate it for impairment. In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired. The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers. The Company uses judgment whenever events or changes in circumstances indicate the carrying value of the patents may not be recoverable. Factors the Company generally considers important which could trigger an impairment of the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results included expected undiscounted future cash flows; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; and (3) discontinuance of product lines by ourselves or our customers; The Company believes that the carrying value of its patents was recoverable as of June 30, 2005.

Warranty Costs: The Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date. As warranty costs remain and are expected to remain insignificant, no accrual for warranty costs is appropriate.

Loss Per Share: Basic loss per share is based upon the weighted average of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share. If the assumed exercise of certain stock options had been dilutive, the incremental average shares outstanding would have been 1,763,349 and 181,750 for 2005 and 2004, respectively.

Stock Options: The Company accounts for employee stock option grants using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 2004.

Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
	2005	2004

Net loss, as reported	$(2,029,245)	$(2,985,726)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(444,775)	(460,933)
Pro forma net loss	$(2,474,020)	$(3,446,659)

Net loss per share:
Basic and diluted - as reported	$(0.12)	$(0.23)

Basic and diluted - pro forma	$(0.15))	$(0.27)

The Company has computed the pro forma disclosure for options granted using the Black-Scholes option pricing model. The assumptions used are as follows:
	2005	2004
Risk free interest rate	3.60%	3.42%
Expected dividend yield	0.0%	0.0%
Expected lives	5 years	5 years
Expected volatility	73.00%	77.18%

Other disclosures required by SFAS No. 123 have been included in Note 10.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2005 and 2004 amounted to $40,295 and $41,096, respectively.

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board issued FAS, No. 123R "Share-Based Payment". FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, this statement was deferred and is now effective as of the beginning of the first fiscal year beginning after June 15, 2005. As the majority of the Company's outstanding options were fully vested as of June 30, 2005, the adoption of FAS 123R will not have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." FAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating FAS No. 153, and does not believe it will have a material impact on its 2006 consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation ("FIN 47") No. 47 "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." FIN 47 clarifies that the term conditional asset retirement obligation as used in FAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently analyzing FIN 47 and does not believe the adoption of FIN 47 will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections" which supersedes APB Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154, which is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to have a material impact on its consolidated financial statements.

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

NOTE 3 - FINANCE RECEIVABLES:

Net investment in financed sales are summarized as follows as of June 30, 2005:
Minimum payments receivable	$11,246
Unearned income	(427)
Net investment in financed sales	10,819
Less: current portion	(8,232)

Long-term Finance receivable	$2,587

Minimum payments to be received under the above financing agreements as of June 30, 2005, are as follows:
Year Ended June 30:
2006	8,660
2007	2,586
$11,246

NOTE 4 - INVENTORIES:

Inventories at June 30, 2005 consist of the following:

Raw material	$250,423
Finished goods	71,732
$322,155

NOTE 5 - CONCENTRATION OF CREDIT RISK:

Net finance receivables due within one year total $8,232 excluding interest, with net long-term finance receivables due in more than one year total $2,587, excluding interest. The Company performs credit evaluations and acquires a security interest in each finance receivable and trade receivable pursuant to the Uniform Commercial Code (see Note 13).

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and Equipment at June 30, 2005 are summarized as follows:

		Estimated Useful Life
Machinery and equipment	$591,994	10 years
Furniture and fixtures	108,392	3 to 5 years
Computer software	44,624	3 to 5 years lesser of useful life or life
Leasehold improvements	43,169
	750,771
Less accumulated depreciation	(602,170)
	$186,009

NOTE 7 - ACCRUED EXPENSES

Accrued Expenses are summarized as follows:
Accrued payroll	$82,189
Professional Services	161,213
Insurance	30,783
Other	31,744
Total	$305,929

NOTE 8 - INCOME TAXES:

For income tax reporting purposes, the Company has a December 31 year-end. The Company has a net operating loss carry-forward of approximately $16,000,000 at June 30, 2005 (including net losses for the six months ended June 30, 2005), which can be used to offset future federal taxable income through 2025.

The Company follows FAS No. 109, "Accounting for Income Taxes". This statement requires that deferred income tax assets and liabilities reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The significant components of the Company's deferred tax assets at June 30 are summarized below:
2004
Allowance for doubtful accounts	$2,000
Net operating loss tax carry forwards	6,400,000
6,402,000
Valuation allowance	(6,402,000)
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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent net loss, that a full valuation allowance is appropriate at June 30, 2005.

NOTE 9 - PREFERRED STOCK:

The Board of Directors is authorized to issue 100,000 shares of Preferred Stock, $.001 par value, in one or more series and, to the extent now or hereafter permitted by the laws of the State of Delaware, to fix and determine the preferences, voting powers, qualifications and special and relative rights or privileges of each series.

NOTE 10 - STOCK OPTION PLANS:

The Company maintains four stock option plans, its 1993 Incentive Stock Option Plan (the "1993 ISO Plan"), its 2000 Incentive Stock Option Plan (the "2000 ISO Plan"), and its 2004 Stock Option and Award Plan (the "2004 Plan"), (and constitute together with the 2000 ISO Plan and 1993 ISO Plan, the "ISO Plans") and its 2000 Non-qualified Incentive Stock Option Plan (the "2000 NQSO Plan" and, together with the ISO Plans, the "Plans" and individually, a "Plan"). The ISO Plans are maintained under Section 422 of the Internal Revenue Code. The Company had reserved 1,000,000 shares of its common stock for the purpose of granting options (the "Options") under each of the 1993 ISO Plan and the 2000 NQSO Plan. The Company had reserved 500,000 shares of its common stock for the purpose of granting Options under the 2000 ISO Plan. Under each of the 1993 ISO plan, the 2000 ISO Plan and the 2000 Non-Qualified Plan, Options are granted to the Company's officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis. No Options may be granted under the 1993 ISO Plan after November 14, 2003, and no Options may be granted under the 2000 ISO Plan after January 18, 2011. Under each Plan, no Options may be exercised until the twenty-fourth month following the date the Option was granted. At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option. Options may not be exercisable more than ten years after the date of grant (five years if held by a person holding more than 10% of total voting rights of the Company's outstanding capital stock at the date of grant). The 2004 Plan provides for the granting of incentive sock options, non-qualified stock options and stock awards covering up to 2,500,000 shares to key employees, officers, directors and others upon terms to be determined in the discretion of the Board of Directors.

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

Options under the Stock Option Plans are summarized as follows:

	Year Ended June 30, 2005		Year Ended June 30, 2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Options outstanding at beginning of year	1,327,000	$1.23	913,000	$3.01
Options granted	800,000	0.39	1,315,000.72
Options expired/withdrawn	(358,500)	0.39	(901,000)	2.16
Options outstanding at end of year	1,768,500	$0.40	1,327,000	$1.23
Options exercisable:
Number of shares	1,768,500	$0.40	181,750	$4.49
Fair value of options granted		$0.24		$0.47

On November 18, 2004 the Board of Directors approved the issuance of 800,000 options under the Company's 2004 Plan to certain officers and directors of the Company. The exercise price for all of the options issued was $0.39 per share.

The following table summarizes option data as of June 30, 2005 with respect to all outstanding Options:
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39	1,740,000	9.00	$.39	1,740,000	$0.39
$1.17 - $1.22	28,500	6.90	1.18	28,500	1.18
Total	1,768,500	8.93	$.40	1,768,500	$0.40

NOTE 12 - COMMITMENTS:

Leases: The following is the future minimum rental payment required for all non-cancelable operating leases:

Year Ended June 30:
2006	$101,773
2007	36,050
2008	36,050
2009	36,050
2010	36,050

2011 and thereafter	66,092
$312,065

The rent expense for the years ended June 30, 2005 and 2004 was $153,979 and $162,010 respectively.

Officer's And Employee Compensation: There are no employment agreements for any officers of the Company.

NOTE 13 - MAJOR CUSTOMERS:

Sales to one foreign customer in China as a percentage of net sales totaled 18% ($344,861) and 11% ($199,458) in 2005 and 2004, respectively. The accounts receivable balance for this customer was $2,980 and $70,685 as of June 30, 2005 and 2004, respectively.

The Company transacts sales in the domestic and international markets. Reportable sales are as follows:

	Fiscal Year Ended June 30, 2005	Fiscal Year Ended June 30, 2004

Domestic	$386,854	$473,440
International	1,527,223	1,389,172
Total	$1,914,077	$1,862,612

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

On December 31, 2004, the Company sold to John Winfield, for an aggregate cash investment of $500,000, an equity package consisting of 1,250,000 shares of Common Stock and a Common Stock Purchase Warrant entitling Mr. Winfield to purchase 1,250,000 shares of Common Stock at $.50 per share at any time prior to the third anniversary of the transaction date.

Effective March 24, 2005, the Company issued to CEOcast, Inc. 75,000 shares of its Common Stock as consideration for services rendered to the Company.

As of June 30, 2005 the Company had 2,060,065 warrants outstanding. The warrants are exercisable at prices ranging from $.50 to $.74 and have a five-year term.

Note 15 - LITIGATION

The Company is not a party to any legal proceedings.