Form 10QSB
period 2005-09-30
DIASYS CORP
filed 2005-11-14
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:    ☒  Yes   No ☐

As of October 1, 2005, the Company had 18,278,875 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION
Signatures	12
Certification
Exhibit Index

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	September 30, 2005	June 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$4,761	$993
Accounts receivable, less allowance for doubtful accounts of $13,275	91,281	210,210
Finance receivables	4,726	8,232
Inventories	297,999	322,155
Prepaid expenses and other current assets	89,601	130,974
Total Current Assets	488,367	672,564
EQUIPMENT, FURNITURE AND FIXTURES, LESS
Accumulated depreciation of $618,043 and $602,170, respectively	170,324	186,009
OTHER ASSETS:
Patents less accumulated amortization of $1,109,585 and $1,077,416, respectively	1,880,071	1,911,880
Other assets-non-current	10,151	10,151
Long-term finance receivables	1,723	2,587
Total Other Assets	1,891,945	1,924,618
TOTAL ASSETS	$2,550,635	$2,783,189
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$660,045	$561,267
Accrued expenses	194,459	305,929
Due to bank	35,993	40,932
Loans payable to shareholders	425,000	400,000
Total Current Liabilities	1,315,497	1,308,128
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares
18,278,875 issued and outstanding at June 30, 2005 and September 30, 2005	18,279	18,279
Additional paid-in-capital	19,470,882	19,466,110
Accumulated deficit	(18,359,406)	(18,118,899)
Accumulated other comprehensive income	105,383	109,571
Total Stockholders' Equity	1,235,138	1,475,061
Total Liabilities and Stockholders' Equity	$2,550,635	$2,783,189

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months Ended September 30,
	2005	2004
NET SALES	$447,173	$564,812

COST OF GOODS SOLD	234,873	284,732

GROSS PROFIT	212,300	280,080

OPERATING EXPENSES:
Selling	66,498	190,386
General & administrative	330,499	424,476
Research & development	35,693	84,206
	432,690	699,068

LOSS FROM OPERATIONS	(220,390)	(418,988)

OTHER INCOME:
Interest expense	(12,052)	(73,011)

LOSS BEFORE INCOME TAXES	(232,442)	(491,999)

INCOME TAXES	(8,065)	-

NET LOSS	$(240,507)	$(491,999)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,278,875	14,920,457

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.03)

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005
(unaudited)
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity
BALANCE JULY 1, 2005	18,278,875	$18,279	$19,466,110	$109,571	$(18,118,899)	$1,475,061

Net loss	-	-	-	-	(240,507)	(240,507)

Issuance of common stock warrants	-	-	4,772	-	-	4,772

Foreign currency translation adjustment	-	-	-	(4,188)	-	(4,188)

BALANCE SEPTEMBER 30, 2005	18,278,875	$18,279	$19,470,882	$105,383	$(18,359,406)	$1,235,138

Comprehensive Loss: ie net (loss) $(240,507) plus other comprehensive loss $(4,188) totals $(244,695) for the three month period ended September 30, 2005

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net Loss	$(240,507)	$(491,999)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	32,169	31,809
Depreciation of equipment, furniture and fixtures	15,873	17,300
Stock compensation	-	71,408
Common stock warrants	4,772	-
Changes in assets and liabilities:
Accounts receivable	118,929	39,417
Finance receivables	4,370	15,212
Inventories	24,156	42,272
Prepaid expenses and other current assets	41,373	(4,769)
Accounts payable and accrued expenses	(17,631)	(534,484)
Net cash flows (used in) operating activities	(16,495)	(813,833)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(4,750)	-
Decrease in restricted cash	-	12,141
Net cash flows provided by investing activities	(4,750)	12,141
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	-	161,286
Proceeds from loans from shareholders	25,000	595,316
Net cash flows provided by financing activities	25,000	756,602
Effect of foreign currency translation on cash	14	(7,888)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,768	(52,978)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	993	69,806
CASH AND EQUIVALENTS, END OF PERIOD	$4,761	$16,828
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For Interest	$7,357	$3,790
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$-	$597,503
Conversion of accrued payroll	$-	$113,655
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

(UNAUDITED)
Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB/A as amended and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2005.

Note 2. Stock Based Compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS"), No. 123R "Share-Based Payment". SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. SFAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, this statement was deferred per the Securities and Exchange Commission Release 2005-57, and is now effective as of the beginning of the first fiscal year beginning after December 15, 2005. The company adopted SFAS 123R on July 1, 2005. The Company did not have any unvested options as of July 1, 2005 nor did the Company grant any options therefore there was no expense recorded in the quarter ended September 30, 2005. Had the Company continued under SFAS 123 the proforma adjustment for the quarter ended September 30, 2004 would have been $49,399 and the proforma loss $541,398.

Note 3. Common Stock

The weighted average shares outstanding increase from year ended June 30, 2005 to quarter ended September 30, 2005 are the result of timing of the Company's issuance of a total of 4,076,100 shares of common stock during the fiscal year ended June 30, 2005. Those issuances can be categorized as follows:

# of Shares

Conversion of notes payable	1,561,871
Stock compensation award	307,161
Sales of common stock	1,965,250
Conversion of accrued payroll	241,818

Total	4,076,100

Note 4. Loans Payable from Shareholders

Loans payable include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are not members of management and an aggregate of $100,000 and $100,000 of promissory notes to Morris Silverman and Gregory Witchel, respectively, bearing interest at 6% per annum. All of these promissory notes are payable on demand. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 7% per annum. Provision for the loans included the issuance of 37,500 warrants at market. The warrants were valued using the Black-Scholes method with a charge to interest of $4,773 recorded in the Company's financial statements. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all.

On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price at any time prior to the fifth anniversary of the transaction date. On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

Note 5. New Accounting Pronouncements

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations, loans from management and directors and the sale of securities. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 7% per annum. Provision for the loans included the issuance of 37,500 warrants at market. The warrants were valued using the Black-Scholes method with a charge to interest of $4,773 recorded in the Company's financial statements. On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price at any time prior to the fifth anniversary of the transaction date. On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price at any time prior to the fifth anniversary of the transaction date. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined. The Company had unshipped orders totaling $159,251 as of September 30, 2005. As of September 30, 2005 the Company had cash and cash equivalents of $4,761 compared to $993 at June 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004.

Net Sales:
The Company's net sales for the three-month period ended September 30, 2005 decreased $117,639 or 20.8% compared to the same period of the prior year. The decrease in net sales for the three-month period was primarily due to the Company's partner in South East Asia not purchasing during this quarter. During the same quarter last year their purchases totaled $75,844. The lack of purchasing is due to the drawing down of their inventory purchased during the past fiscal year.

Gross Profit and Gross Profit Margins:
Gross profit for the three-month period ended September 30, 2005 decreased 24.2% from $280,080 to $212,300. Gross profit margins for the three-month period decreased from the prior year from 49.5% to 47.5% for the three-month period. The decrease in margin and gross profit are a result of the decrease in sales from the same period in the previous year.

Selling, General & Administrative (SG&A Expense):
SG & A expenses for the three-month period ended September 30, 2005 decreased $217,865 from $614,862 to $396,997 or 35.4% over the comparable prior period. The decrease is attributable to the restructuring of personnel functions during the 4th quarter of fiscal year 2005

Research and Development (R&D):
R & D expense for the three-month period ended September 30, 2005 decreased $48,513 or 57.6% over the comparable prior period. The decrease is the result of the completed workstation improvement projects and the reduction in personnel in the United States due to that completion.

Interest Expense:
Interest expense decreased $60,959 for the three-month period ended September 30, 2005 from $73,011 to $12,052 from the comparable prior period. The decrease was the result of not having the costs and warrants associated with the issuance of promissory notes and unsecured debentures issued during the quarter ended September 30, 2004.

Net Loss:
For the nine-month period ended March 31, 2005, net loss decreased $366,029 to $1,547,928 down from $1,913,957 for the same period of the prior year. The decrease in net loss was due to the increase in gross profit above the prior year's figures as well as the reduction of legal expense as compared to the prior year.

ITEM 3. PROCEDURES AND CONTROLS

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price at any time prior to the fifth anniversary of the transaction date. On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

The securities issued in the above transaction were not registered under the Securities Act of 1933, in reliance upon the exemptions afforded by Section 4(2) and 4(6) of such Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits filed with this report:

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K:

During the period covered by this report, the Company filed Current Reports on Form 8-K as follows:

1.	On July 28, 2005, the Company reported the signing of new distributorship agreements for Brazil, Portugal, New Zealand and the Dominican Republic.
2.	On September 15, 2005, the Company reported various developments including the consolidation of its manufacturing operation in Workingham, England and the engagement of an investment banking and consulting firm.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized
DIASYS CORPORATION
Date: November 14, 2005	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: November 14, 2005	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, President and Chief Financial Officer