Form 10QSB
period 2005-12-31
DIASYS CORP
filed 2006-02-14
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period N/A to N/A

Commission File number: 0-24974

DiaSys Corporation

(Exact name of small business issuer as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

06-1339248

(I.R.S. Employer Identification No.)

21 West Main Street, Waterbury, CT 06702

(Address of principal executive offices)

203-755-5083

(Issuer's Telephone number including area code)

81 West Main Street, Waterbury, CT 06702

(Former name, address and/or fiscal year if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:    ☒  Yes   No ☐

As of January 19, 2006, the Company had 19,265,061 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at December 31, 2005 and June 30, 2005 (unaudited)	3

	Consolidated Statements of Operations for Three and Six Month Periods Ended December 31, 2005 and December 31, 2004 (unaudited)	4

	Consolidated Statement of Changes in Stockholders' Equity and Other Comprehensive Income (Loss) for the Six Month Period Ended December 31, 2005 (unaudited)	5

	Statements of Consolidated Cash Flows for Six Month Periods Ended December 31, 2005 and December 31, 2004 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Procedures and Controls	11

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12
Signatures	13
Certification
Exhibit Index

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	December 31, 2005	June 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$18,105	$993
Accounts receivable, less allowance for doubtful accounts of $16,475	137,510	210,210
Finance receivables	5,160	8,232
Inventories	239,592	322,155
Prepaid expenses and other current assets	58,918	130,974
Total Current Assets	459,285	672,564
EQUIPMENT, FURNITURE AND FIXTURES, LESS
Accumulated depreciation of $639,472 and $602,170, respectively	148,895	186,009
OTHER ASSETS:
Patents less accumulated amortization of $1,141,394 and $1,077,416, respectively	1,848,262	1,911,880
Other assets-non-current	10,151	10,151
Long-term finance receivables	1,289	2,587
Total Other Assets	1,859,702	1,924,618
TOTAL ASSETS	$2,467,883	$2,783,191
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$510,454	$561,269
Accrued expenses	262,288	305,929
Due to bank	72,458	40,9321
Loans payable to shareholders	445,000	400,000
Total Current Liabilities	1,290,201	1,308,130
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares
118,278,875 and 19,265,061 issued and outstanding at June 30, 2005 and December 31,2005, respectively	19,265	18,279
Additional paid-in-capital	19,671,941	19,466,110
Accumulated deficit	(18,598,287)	(18,118,899)
Accumulated other comprehensive income	84,761	109,571
Total Stockholders' Equity	1,177,682	1,475,061
Total Liabilities and Stockholders' Equity	$2,467,883	$2,783,191

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
NET SALES	$347,372	$569,316	$794,545	$1,134,128

COST OF GOODS SOLD	122,389	243,021	357,262	527,752

GROSS PROFIT	224,983	326,295	437,283	606,376

OPERATING EXPENSES:
Selling	64,230	224,304	130,728	414,690
General & administrative	352,841	609,661	683,340	1,034,137
Research & development	40,383	57,499	76,076	141,705
	457,454	891,464	890,144	1,590,532

LOSS FROM OPERATIONS	(232,471)	(565,169)	(452,861)	(984,156)

OTHER INCOME:
Interest income	-	(1,214)	(8)	(1,214)
Interest expense	12,765	20,742	24,825	93,753

LOSS BEFORE INCOME TAXES	(245,236)	(584,697)	(477,678)	(1,076,695)

INCOME TAXES	6,356	-	(1,709)	-

NET LOSS	$(238,880)	$(584,697)	$(479,387)	$(1,076,695)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,004,997	16,533,357	18,646,751	15,726,907

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.04)	$(0.03)	$(0.07)

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2005
(unaudited)
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity
BALANCE JULY 1, 2005	18,278,875	$18,279	$19,466,110	$109,571	$(18,118,899)	$1,475,061

Net loss	-	-	-	-	(479,387)	(479,387)

Issuance of common stock warrants	-	-	4,772	-	-	4,772

Sale of common stock	986,186	986	172,060	-	-	173,046

Stock compensation	-	-	28,999	-	-	28,999

Foreign currency translation adjustment	-	-	-	(24,810)	-	(24,810)

BALANCE DECEMBER 31, 2005	19,265,061	$19,265	$19,671,941	$84,761	$(18,598,287)	$1,177,682

Comprehensive Loss: i.e. net (loss) $(479,387) plus other expense $(24,810) totals $(504,197) for the six month period ended December 31, 2005

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004
Net Loss	$(479,387)	$(1,076,695)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	64,356	63,618
Depreciation of equipment, furniture and fixtures	14,633	22,160
Stock compensation	28,999	158,686
Common stock warrants	4,772	-
Changes in assets and liabilities:
Accounts receivable	72,700	54,238
Finance receivables	4,370	26,328
Inventories	82,561	52,619
Prepaid expenses and other current assets	72,056	(35,761)
Accounts payable and accrued expenses	(62,927)	(635,226)
Net cash flows used in operating activities	(197,865)	(1,370,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(3,018)	(9,238)
Decrease in restricted cash	-	12,141
Net cash flows (used in) provided by investing activities	(3,018)	2,903
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	173,046	734,240
Proceeds from loans from shareholders	45,000	875,316
Net cash flows provided by financing activities	218,046	1,609,556
Effect of foreign currency translation on cash	(50)	6,244
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,112	248,670
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	993	69,806
CASH AND EQUIVALENTS, END OF PERIOD	$18,105	$318,476
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For Interest	$1,575	$7,404
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$-	$647,643
Conversion of accrued payroll	$-	$113,655
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2005 and 2004

(UNAUDITED)
Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2005.

Note 2. Stock Based Compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS"), No. 123R "Share-Based Payment". SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. SFAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, this statement was deferred per the Securities and Exchange Commission Release 2005-57, and is now effective as of the beginning of the first fiscal year beginning after December 15, 2005. The company adopted early SFAS 123R on July 1, 2005. The Company did not have any unvested options as of July 1, 2005. On October 12, 2005 the Board of Directors approved an award under the Company's Stock Option Plan of 615,000 options. A charge of $3,265 was incurred during the quarter for the award. Also on October 12, the Board of Directors approved the re-pricing of outstanding Plan options previously granted from an exercise price of $0.39 to $0.18, the then current market price. As a result of the re-pricing, the Company incurred a charge of $25,735. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended December 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended December 31, 2005
Expected option term (1)	5
Expected volatility factor (2)	114%
Risk-free interest rate (3)	4.5%
Expected annual dividend yield	0%

(1)	The option term was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

 Had the Company continued under SFAS 123 the pro-forma adjustment for the quarter ended December 31, 2004 would have been $105,366 and the pro-forma loss $690,033.

Note 3. Common Stock

The weighted average shares outstanding increased from year ended June 30, 2005 to quarter ended December 31, 2005 are the result of timing of the Company's issuance of a total of 4,076,100 shares of common stock during the fiscal year ended June 30, 2005 and 986,186 shares of common stock during the quarter ended December 31, 2005. The issuances can be categorized as follows:

	Fiscal Year Ended June 30, 2005 # of Shares	Six Months Ended December 31, 2005 # of Shares

Conversion of notes payable	1,561,871	-
Stock compensation award	307,161	-
Sales of common stock	1,965,250	986,186
Conversion of accrued payroll	241,818	-

Total	4,076,100	986,186

Note 4. Loans Payable from Shareholders

Loans payable at December 31, 2005 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are not members of management and $100,000 and $100,000 of secured, convertible promissory notes to Morris Silverman, Chairman and Gregory Witchel, CEO, respectively, bearing interest at 6% per annum. These promissory notes and accrued interest were refinanced effective September 29, 2005 with two-year unsecured convertible promissory notes bearing interest at 6% per annum. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 7% per annum. Provision for the loans included the issuance of 37,500 warrants at market. The warrants were valued using the Black-Scholes method with a charge to interest of $4,772 recorded in the Company's financial statements. In October 2005 a member of the Board of Directors loaned the Company $20,000 in demand promissory notes bearing interest at 7% per annum. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all.

On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,560 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. On November 3, 2005, the Company sold to an outside investor, for an aggregate cash investment of $6,000, an equity package consisting of 31,579 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 63,158 shares of Common Stock at $.19 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations, loans from management and directors and the sale of securities. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 7% per annum. Provision for the loans included the issuance of 37,500 warrants at market. The warrants were valued using the Black-Scholes method with a charge to interest of $4,772 recorded in the Company's financial statements. In October 2005 a member of the Board of Directors loaned the Company $20,000 in demand promissory notes bearing interest at 7% per annum. On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. On November 3, 2005, the Company sold to an outside investor, for an aggregate cash investment of $6,000, an equity package consisting of 31,579 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 63,158 shares of Common Stock at $.19 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. Management believes that over the short term the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined. The Company had unshipped orders totaling $147,982 as of December 31, 2005. As of December 31, 2005 the Company had cash and cash equivalents of $18,105 compared to $993 at June 30, 2005.

In November, 2005, the Venezuela Social Security Administration awarded to the Company's Venezuelan distributor, Repreclin Lab, $2,700,000 to purchase the Company's fully integrated parasitology workstations and related consumable products. Such products are to be purchased over a three year period.

Effective December 15, 2005, the Company entered into a three-year International Sales and Service Agreement with DICPA, a Mexican distributor of medical products, providing for minimum orders totaling $11,750,000 of the Company's fully integrated parasitology workstations and consumable products over a three-year period. Initial orders are expected to commence in the summer of 2006. Actual orders and shipments will depend on completion of product registration expected to be completed in March 2006.

Effective January 24, 2006, the Company entered into a three-year International Sales and Service Agreement with Rochem Biocare, a distributor of medical products in Colombia, Peru, Panama and Ecuador, providing for minimum orders totaling $1,460,000 over a three-year period for the Company's urine sediment workstation and consumable and its fully integrated parasitology products and consumables. Initial orders are expected to commence in the summer of 2006. Actual orders and shipments will depend on completion of product registration expected to be completed in March 2006.

As a result of such orders, the Company will be required to develop or engage substantial additional manufacturing capability and incur the expenses of initial production, inventory stocking, training and shipping before it begins to receive cash payments in respect of the orders.. It has not yet been determined whether the Company will expand its own manufacturing facilities in the UK, develop a facility in the US or negotiate manufacturing agreements with established manufacturing companies. The company believes that either course of action will require substantial additional capital. The Company is currently exploring alternative sources of capital. There can be no assurances that the Company will be able to arrange such financing. If the Company were not able to arrange financing in necessary amounts, it would be required to find alternate means of fulfilling its obligations under such contracts.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2005 as Compared to the Three and Six Months Ended December 31, 2004.

Net Sales:
The Company's net sales for the three-month period ended December 31, 2005 decreased $221,944 or 39% compared to the same period of the prior year. The decrease in net sales for the three-month period was primarily due to the Company's customer in South East Asia not purchasing any products during this quarter. The Company has not been informed of the reason for such lapse and has no reason to believe that orders from such customer will resume. During the same quarter last year such customer purchases totaled $144,000. As a result of the new business discussed above, the company believes that the impact of such customer will be diminished in the Company's future. For the six-month period ended December 31, 2005 sales decreased $339,583 or 30% compared to the same period of the prior year. Of that amount the Company's customer in South East Asia accounts for $219,844 of the reduction.

Gross Profit and Gross Profit Margins:
Gross profit for the three-month period ended December 31, 2005 decreased 31% from $326,295 to $224,983. Gross profit margins for the three-month period increased from the prior year from 57.3 % to 64.7 % for the three-month period. For the six-month period ended December 31, 2005 gross profit decreased $169,093 or 27.9% compared to the same period of the prior year. The decrease in gross profit is a result of the decrease in sales from the same period in the previous year. The increase in margin is a result of personnel reductions in the manufacturing department.

Selling, General & Administrative (SG&A Expense):
Selling, General and Administrative expenses for the three-month period ended December 31, 2005 decreased $416,894 from $833,965 to $417,071 or 50.0 % over the comparable prior period. Stock Compensation expense associated with the re-pricing of options in the Company's Stock Option Plan was $25,735 for the three-month period ended December 31, 2005. For the six-month period ended December 31, 2005 Selling, General and Administrative expenses decreased $634,759 or 43.8% compared to the same period of the prior year. The decrease is attributable to the restructuring of personnel functions during the 4th quarter of fiscal year 2004 and the elimination of public relations costs.

Research and Development (R&D):
Research and Development expense for the three-month period ended December 31, 2005 decreased $17,116 or 29.8 % and for the six-month period expense decreased 65,629 or 46.3% over the comparable prior period. The decrease is the result of the completed workstation improvement projects and the reduction in personnel in the United States due to that completion.

Interest Expense:
Interest expense decreased $7,977 for the three-month period ended December 31, 2005 from $20,742 to $12,765 from the comparable prior period. The decrease for the six-month period was $68,928 from the comparable prior period. The decrease was the result of not having the costs associated with the issuance of promissory notes and unsecured debentures issued during the quarter ended December 31, 2004.

Net Loss:
For the six-month period ended December 31, 2005, net loss was $479,388, a decrease of $597,307 from the six-month period ended December 31, 2004. The decrease in net loss was due to the reduction of expenses implemented by management during the 3rd and 4th quarters of the fiscal year ended June 30, 2005.

ITEM 3. PROCEDURES AND CONTROLS

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and Common Stock Purchase Warrants entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price at any time prior to the fifth anniversary of the transaction date. On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price at any time prior to the fifth anniversary of the transaction date. On November 3, 2005, the Company sold to an outside investor, for an aggregate cash investment of $6,000, an equity package consisting of 31,579 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 63,158 shares of Common Stock at $.19 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

The securities issued in the above transactions were not registered under the Securities Act of 1933, in reliance upon the exemptions afforded by Section 4(2) and 4(6) of such Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits filed with this report:

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized
DIASYS CORPORATION
Date: February 14, 2006	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer (principal executive officer)

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: February 14, 2006	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, Chief Financial Officer (principal accounting officer)