Form 10KSB/A
period 2005-06-30
DIASYS CORP
filed 2006-04-07
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 1)
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission File number: 0-24974

DiaSys Corporation
(Exact name of small business issuer as specified in its charter)
Incorporated in Delaware 21 West Main Street Waterbury, CT 06702 (203) 755-5083	IRS Employer ID # 06-1339248

Securities registered under Section 12(b) or 12(g) of the Exchange Act:

Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered American Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, as filed by the Company on October 14, 2005 (the "Original Filing"), is being filed to reflect various corrections and clarifications which have come to the attention of the Company.

This Amendment restates the Original Filing in its entirety for the convenience of the reader; however, this Amendment does not update information contained in the original filing or reflect events occurring after the Original Filing or otherwise attempt to update those disclosures as may have been affected by subsequent events.

Accordingly, this Amendment continues to describe conditions as of the date of the Original Filing (or earlier dates referred to therein), and does not update disclosures contained herein to reflect events that occurred at a later date.

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

DiaSys was organized in March 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993. The Company completed its initial public offering ("Offering") in January 1995 and traded its common shares on NASDAQ under the symbol "DIYS". In December of 2000, the Company moved its listing from NASDAQ to the American Stock Exchange (AMEX) and currently trades under the symbol "DYX". In February, 2003, a complete management turnover occurred when the Chief Executive Officer, Mr. Todd DeMatteo, and the entire board of directors was replaced by a new Chief Executive Officer and a new board of directors headed by Mr. Morris Silverman.

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

FE Series: The "FE" series workstation-systems are composed of the FE-5, and Parasep collection tubes and fecal concentrators. These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals. The presence of such organisms is critical to the proper care of the patient. The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results. When the Parasep filtration tube is used in conjunction with the FE-5 workstation the result is reduced biowaste increased safety to the laboratory technician from a fully enclosed system, increased patient morphology, and standardized sample size for examination.

Disposable Consumables, Diagnostic Test Products and Kits

Consumables: The Company manufactures and distributes numerous consumable diagnostic products, reagents and test kits. The markets for these products are hospital and commercial laboratories, biotech and pharmaceutical companies.

POINT OF CARE Test Kits: The Company acquired an inexpensive method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers and other disease states at or near the patient through its purchase of Intersep Limited, a privately owed company based in Wokingham, England, in 2000. Multiple Myeloma is America's most prevalent blood cancer behind leukemia, and accounts for 2% of all known cancer deaths. We are currently selling the test in Europe for research applications, and have announced our intention to market the product in the United States and other markets if and as regulatory approvals are secured. The regulatory requirement and review process differ widely among countries and can be very expensive to obtain. If we do not receive regulatory approvals on a timely basis, we will have to carry development costs for a longer period and we will lose market share to our competitors. The Company has filed patent applications with the United States Patent and Trademark Office covering the Bence Jones point of care test which has been expanded to include additional disease states.

Additional Products

The Company is in the continuous process of developing new products for the global healthcare marketplace. The Company's current product development plan extends into 2006. The Company is focusing its research and development on several projects: new proprietary consumable products to be used in conjunction with the workstations, a fully automated urinalysis unit, a proprietary series of in-vitro immunoassays and a parcep fecal concentrator for use in the veterinary market. New applications for our technology are also being pursued in the industrial market. During the 4th quarter of fiscal year 2005, the Company completed its project to develop a more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology markets. The Company is also in the process of evaluating the purchase, license or distribution of compatible product lines.

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

South and Central America

The Company has distribution operations in parts of South, Latin and Central America. Distribution is conducted by independent, third party distributors and monitored by the Company's CEO and Regional Sales Manager for Latin/South America, Marketing and Service, Rest of World (ROW) based in Waterbury, Connecticut. Distributors are exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company's distribution plan and agreement. In January, 2005, the Company entered into an agreement with Grupo Mex Lab to distribute its products in Mexico. Performance by Grupo Mex Labs to date has been weak; however, the Company continues to believe that Mexico represents an important market for its products. The Company also has agreements with distributors in Chile, Costa Rica and Venezuela.

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

Patents:

The Company has been granted 20 patents on its R/S, FE, and Parasep technologies. Four patents have been issued both on the concept and specific architecture of the Company's workstation-systems. The Company has also been granted similar patent protection in Australia, Brazil, Canada, China, Switzerland, Germany, Spain, France, Great Britain, Greece, Italy, Japan, Portugal, and Singapore. The patents were granted between 1992 and 2002 and will expire as follows:

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

RESEARCH AND DEVELOPMENT

The Company conducts research and development as part of its ongoing efforts to improve existing product and development of new products. The Company is focusing its research and development on several projects: new proprietary consumable products to be used in conjunction with the workstations, a fully automated urinalysis unit, a proprietary series of in-vitro immunoassays and a parcep fecal concentrator for use in the veterinary market. New applications for our technology are also being pursued in the industrial market. During the 4th quarter of fiscal year 2005, the Company completed its project to develop a more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology markets. The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes; however, on September 15, 2005 the Company announced that it had engaged BioCheck, Inc. and its principal scientist to complete development of its proprietary Bence Jones protein technology.

BACKLOG

The Company had unshipped orders totaling $ 158,935 as of June 30, 2005.

EMPLOYEES

As of June 30, 2005 the Company employed 15 persons, 4 of whom were engaged in sales and marketing, 1.5 in research and development, 4 in manufacturing, and 5.5 in administrative, finance and other clerical support activities.

ITEM 2. DESCRIPTION OF PROPERTY

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

Fiscal Year Ended June 30, 2003

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

On March 10, 2003, the Company issued an unsecured convertible debenture in the face amount of $50,000 in connection with a private placement in exchange for $50,000 cash. At any time after three months from the date of issuance, the holder of the debenture may convert all or any portion of the then-outstanding principal balance and accrued interest thereon into that number of shares of the Company's common stock equal to: (i) the converted amount plus an amount equal to ten percent (10%) of the converted amount, divided by (ii) a price equal to $0.50 per share.

On June 30, 2003, the Company issued: (i) 125,000 shares of the Company's common stock to Mr. Morris Silverman, the Company's Chairman of the Board, as full repayment for $50,000 loaned to the Company by Mr. Silverman on May 10, 2003, (ii) 125,000 shares of the Company's common stock to Mr. Marshall Witzel, the Company's Chief Executive Officer, as full repayment for $50,000 loaned to the Company by Mr. Witzel on May 25, 2003; and (iii) 375,000 shares of the Company's common stock to Mr. Gregory Witchel, the Company's then President, as full repayment for an aggregate of $150,000 loaned to the Company by Mr. Witchel on May 1, 2003 and May 26, 2003.

Fiscal Year Ended June 30, 2004

In September 2003, Mr. Howard Bloom, a member of the Company's Board of Directors loaned the Company $50,000. The loan was evidenced by a convertible demand promissory note, bearing interest at 8% per year and convertible into shares of the Company's common stock at $0.40 per share.

In February, 2004, the Company issued 200,000 shares of Common Stock to two persons, as compensation for services rendered during calendar year 2003. In April, 2004, the Company issued 100,000 Shares of Common Stock to Marshall Witzel, its former Chief Executive Officer, as compensation for services rendered during calendar year 2003. The Company recorded $144,000 of compensation expense in the accompanying Statement of Operations for the Year Ended June 30, 2004.

In March, 2004, the Company issued 26,458 shares, and in June, 2004, issued 8,108 shares of

Common Stock to two persons as compensation for services rendered. The Company recorded $19,050 of legal expense and $5,027 of consulting expense respectively in the accompanying Statement of Operations for the Year Ended June 30, 2004.

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

Fiscal Year Ended June 30, 2005

As of June 30, 2004 (i) Mr. Witchel was owed $37,500 in accrued but unpaid salary for the six-month period ended June 30, 2004, (ii) Mr. Witchel was owed $38,654.69 for unreimbursed travel and other expenses incurred for the benefit of the Company, and (iii) Mr. Silverman was owed $37,500 as compensation for his services to the Company during the six-month period ended June 30, 2004. Effective August 17, 2004, Messrs. Witchel, as its Chairman, and Silverman agreed to accept, in lieu of cash payments, issuance to them of Common Stock of the Company at the closing price of the Company's Stock on the American Stock Exchange on the preceding day, which was $.47 per share, resulting in the issuance of 162,031 shares to Mr. Witchel and 79,787 shares to Mr. Silverman.

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

On November 1, 2004, in exchange for cash investments of $100,000 from each of Morris Silverman and Gregory Witchel, the Company issued to each of such persons (i) its $100,000 Convertible Promissory Note, bearing interest at 6% per annum and convertible into shares of the Company's Common Stock at $.33 per share, being the closing price of the Company's Common Stock on the

American Stock Exchange on the trading day preceding such investments and (ii) 25,000 shares of the Company's Common Stock.

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

None of the securities issued in the above transactions were registered under the Securities Act of 1933, as amended (the "Securities Act"). Sales to members of the Company's senior management were made in reliance upon the general exemption afforded by Section 4(2) of the Securities Act; all other sales were made solely to accredited investors and were thus exempt under 4(6) of such Act and Rule 506 of Regulation D promulgated thereunder.

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

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

FINANCIAL CONDITION

The working capital deficiency increased by $116,760 from June 30, 2004 to June 30, 2005. Cash and equivalents as of June 30, 2005 decreased by $68,813 over the same period. Cash used in operating activities was $1,775,278 for the current fiscal year. The cash used in operations resulted primarily from the operating loss and a reduction in accounts payable and accrued expenses. The reduction in accounts payable is attributable to payment of the settlement with the co-founder and former CEO. The cash shortfall was funded primarily by (i) borrowings from management (see "Certain Relationships and Related Transactions"); (ii) draws upon the Company's line of credit with ICON Investors; and (iii) the issuance of shares of capital stock and warrants to John Winfield. In each of such cases, additional consideration was issued to the respective investors, resulting in aggregate charges to earnings of $85,721 for the fiscal year ended June 30, 2005. Management believes that the Company will require additional financing to discharge its obligations for at least the next twelve months. The Company had unshipped orders totaling $ 158,935 as of June 30, 2005.

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

RESULTS OF OPERATIONS

NET SALES

The Company's net sales increased 2.8% or $51,465 from $1,862,612 in fiscal year 2004 to $1,914,077 in fiscal 2005. Domestic US sales decreased $86,586 from $473,440 in fiscal year 2004 to $386,854 in fiscal year 2005. International sales increased $138,051 from $1,389,172 in fiscal year 2004 to $1,527,223 in fiscal year 2005. The increase in international sales can be largely attributed to an increase in sales to the Company's largest customer in China, who replenished their inventory. During its 2005 fiscal year, the Company entered into additional distribution agreements and engaged new regional sales management. The Company believes that the effects of such arrangements will be felt primarily in future periods. This is due to governmental requirements for product registration in those countries covered by the distribution agreements. Sales and marketing efforts are delayed until registration is complete. Although the time table for completion can not be ascertained, the process itself is an administrative one not predicated on the products completing testing.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company's gross profit decreased by 11.3% or $119,266 from $1,052,793 for fiscal year 2004 to $933,527 in fiscal year 2005. Such decrease is attributable, in part, to (i) $51,000 of inventory of discontinued products which was not included in year-end inventory, and (ii) freight costs incurred in connection with the relocation of manufacturing operations to Workingham, England as discussed below.

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

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased 19.3% to $234,653 for fiscal year 2005 compared to $290,661 for fiscal year 2004. This decrease was due primarily to the need to control expenses and to focus the Company's efforts to projects that are more likely to succeed in the marketplace. The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes. The Company is focusing its research and development on several projects: new proprietary consumable products to be used in conjunction with the workstations, a fully automated urinalysis unit, a proprietary series of in-vitro immunoassays and a parcep fecal concentrator for use in the veterinary market. New applications for our technology are also being pursued in the industrial market. During the 4th quarter of fiscal year 2005, the Company completed its project to develop a more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology markets. With the completion of the project, $54,994 in personnel expenses that were incurred during fiscal year 2005 have been eliminated.

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

ITEM 7 - FINANCIAL STATEMENTS

The Company's audited financial statements for its fiscal year ended June 30, 2005 are included beginning at page F-1.

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

The Company notes that with respect to its fiscal year ended June 30, 2004, the Company disclosed certain mischaracterizations of its expense reporting, which were corrected in Amendment No. 1 to its 10-KSB for that year, field on June 30, 2005. At that time, the Company concluded that more diligent review of its accounting allocations on the part of its principal accounting officer and its independent certified public accountants was necessary.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors are as follows:

Name	Company Position	Age*
Gregory Witchel	Chief Executive Officer and Director	45
Robert Wigoda	Director and Secretary	50
Morris Silverman	Chairman of the Board of Directors	73
Sherwin Gilbert	Director	62
Howard Bloom	Director	50
Jeffrey B. Aaronson	President, Chief Financial Officer and Director	49

*As of September 30, 2005

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

Section 16(a) Beneficial Ownership Reporting Compliance

                       Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and beneficial owners of more than 10% of the Company's stock to file reports of ownership and changes of ownership of the Company's securities with the Securities and Exchange Commission within two business days following any change or transaction. Based on management's review of these reports during the fiscal years ended June 30, 2004 and 2005, all reports required to be filed were filed on a timely basis, except as follows: (i) On May 10, 2003, Mr. Morris Silverman acquired a Company convertible promissory note in the principal amount of $50,000 which was convertible at any time into common stock at a conversion price of $0.40 per share. No Form 4 reporting this acquisition was filed. On June 30, 2003, Mr. Silverman received 125,000 shares of common stock upon the conversion of this promissory note. No Form 4 for such transaction was filed; instead, the conversion was disclosed on a Form 5 for the fiscal year ended June 30, 2003, which was filed on July 11, 2003; (ii) On May 23, 2003, Mr. Sherwin Gilbert acquired a Company convertible promissory note in the principal amount of $20,000 which was convertible at any time into common stock at a conversion price of $0.40 per share. No Form 4 or a Form 5 reporting this acquisition was filed. On March 22, 2004, Mr. Gilbert received 53,101 shares of common stock upon the conversion of this promissory note and reported such transaction on a Form 4 filed on March 24, 2004; (iii) On May 25, 2003, Mr. Marshall Witzel acquired a Company convertible promissory note in the principal amount of $50,000 which was convertible at any time into common stock at a conversion price of $0.40 per share. No Form 4 reporting this acquisition was filed. On June 30, 2003, Mr. Witzel received 125,000 shares of common stock upon the conversion of this promissory note. No Form 4 for such transaction was filed; instead, the conversion was disclosed on a Form 5 for the fiscal year ended June 30, 2003, which was filed on July 9, 2003; (iv) On May 26, 2003, Mr. Gregory Witchel acquired a Company convertible promissory note in the principal amount of $50,000 which was convertible at any time into common stock at a conversion price of $0.40 per shares. No Form 4 reporting this acquisition was filed. On June 30, 2003, Mr. Witchel received an aggregate of 375,000 shares of common stock upon the conversion of this promissory note and the payment of a Company demand note dated May 1, 2003 in the original principal amount of $100,000. No Form 4 for such transaction was filed; instead, the conversion was disclosed on a Form 5 for the fiscal year ended June 30, 2003, which was filed on July 9, 2003; (v) On August 8, 2003, Mr. Howard Bloom became a member of the Board of Directors; a Form 3 reporting such was not filed until September 10, 2003; (vi) On August 8, 2003, Mr. Jeffrey Aaronson became the Company's Chief Financial Officer; a Form 3 reporting such was not filed until September 8, 2003; (vii) On September 2, 2003, Mr. Howard Bloom acquired a Company convertible promissory note in the principal amount of $50,000 which was convertible at any time into common stock at a conversion price of $0.40 per shares. Mr. Bloom did not file a Form 4 reporting this acquisition and instead disclosed the acquisition on a Form 3/A filed on September 11, 2003; (viii) In a series of open market transactions, Mr. Marshall Witzel (1) purchased 1,900 shares of common stock on January 23, 2004, (2) purchased 38,100 shares on January 26, 2004, and (3) sold 1,500 and 18,100 shares on February 5, 2004. Mr. Witzel did not timely report each of these transactions on Form 4 and reported them on a Form 4 filed on February 19, 2004; (ix) On February 13, 2004, in connection with a bridge financing, the Board of Directors authorized the issuance to Messrs. Morris Silverman, Gregory Witchel and Jeffrey Aaronson of warrants to purchase 150,000, 75,000 and 75,000 shares, respectively, of common stock. Form 4s reporting such transactions were not filed until March 10, 2004; (x) On February 19, 2003, Mr. Marshall Witzel purchased 31,364 shares of common stock on the open market. A Form 4 reporting such transaction was not filed until February 24, 2004; (xi) In accordance with a resolution of the Board of Directors on February 13, 2004, the Company issued 100,000 shares of common stock to Mr. Morris Silverman on March 2, 2004 as full compensation for services rendered to the Company during calendar year 2003; a Form 4 reporting such transaction was not filed until March 5, 2004; (xii) reports of stock options granted to Messrs. Morris Silverman, Gregory Witchel, Jeffrey B. Aaronson, Robert M. Wigoda, Sherwin Gilbert and Howard Bloom on August 17, 2004 and November 18, 2004 were required to have been reported within two business days of such respective grants. Such grants were not reported until after the period covered by this report.

Code of Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers and directors. A copy of such Code of Ethics and Business Conduct has been posted on the Company's web site at: www.DiaSys.com.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth compensation information for all persons serving as the Company's Chief Executive Officer during the fiscal years ended June 30, 2005, 2004 and 2003, and any other executive officer who received compensation in excess of $100,000 during the fiscal year ended June 30, 2005. Mr. Witchel received no compensation other than as listed below. During fiscal year 2005 no executive officer received compensation in excess of $100,000.

			Long-Term Compensation
Name and Position	Fiscal Year	Salary	Stock Options	Other Compensation
Gregory Witchel, Chief Executive Officer	2005	$75,000	232,500	-0-
Gregory Witchel, Chief Executive Officer	2004	$75,000 (1)	145,000	100,000 shares common stock
Marshall Witzel, Chief Executive Officer	2004	-0-	-0-	100,000 shares common stock
Todd DeMatteo, Chief Executive Officer	2003	$167,287	-0-	-0-
(1) Of Mr. Witchel's $75,000 salary, one-half ($37,500) was paid in cash and the balance by issuance of 79,787 shares of common stock, based on a per-share value of $.47, which was the closing price of the Company's stock on the American Stock Exchange on the trading day prior to the date (August 17, 2004) on which Mr. Witchel agreed to accept such shares in lieu of cash.

Stock Option Grants
The following options were granted to Mr. Witchel in November, 2004:

Name	Share Options Granted	% of Total Options Granted to All Employees	Exercise Price	Expiration Date
Gregory Witchel	232,500	29%	$0.39(1)	11/18/09
(1) Stock option was subsequently re-priced to $.18 per share.

No stock options were exercised during the fiscal year ended June 30, 2005.

Directors do not receive cash compensation for their services as such. Non-management directors have been issued stock options for their services, as reflected in the table of stock option grants above. In addition, pursuant to informal arrangement, Mr. Robert M. Wigoda is entitled to receive shares of common stock as compensation for legal services rendered to the Company, with the number of shares being the dollar amount of each statement divided by the closing price of the Company's shares at the time such statement is rendered.

No officer or director of the Company has any employment contract or other written arrangement entitling him to receive compensation for termination or future services.

On November 18, 2004, the Board of Directors voted to adjust the exercise price of all outstanding stock options to $.39, which was the closing price of the Company's shares on the American Stock Exchange on the day preceding such adjustment.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) (All Exercisable)	Value Of Unexercised In-The-Money Options/SARs At FY-End ($) (All Exercisable)
Gregory Witchel Chief Executive Officer	None	None	549,500	-0-

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

                       On November 1, 2004, Messrs Silverman, a director of the Company, and Witchel, its Chief Executive Officer and a director, each loaned $100,000 to the Company. In connection with such loans, the Company, Mr. Silverman, Mr. Witchel entered into a Loan and Security Agreement providing for (i) the issuance of Company's Convertible Promissory Notes, (ii) the granting of a first lien and security interest in the Company's assets to secure payment of such Notes, and (iii) the issuances by the Company of 25,000 shares of Common Stock to each of such persons as additional consideration for such loans. The Convertible Promissory Notes bore interest at the rate of 6% per annum and were convertible into shares of the Company's Common Stock at the rate of $.37 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on the

trading day immediately preceding the loans. The notes were payable quarterly as to interest only, with the principal due October 31, 2007.

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

PART IV

ITEM 13 - EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed with the Commission on October 20, 1994 )
3.2	By-Laws (Incorporated by reference to the Exhibit 3.2 to the Company's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
10.1	Common Stock Purchase Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.2	Registration Rights Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.3	Consulting Agreement, dated February 17, 2004, with Capital Management Internationale (Incorporated by reference to Exhibit 1.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.4	Amendment No. 1 to Common Stock Purchase Agreement with Icon Investors, LLC (Incorporated by reference to Exhibit 1.4 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed with the Commission on April 27, 2004)
10.5	Rights Agreement (Incorporated by reference to the Exhibit 4.2 to the Company's Registration Statement of Form S-3 filed with the Commission on November 27, 2002)
10.6	Loan and Security Agreement dated as of August 12, 2004 between the Company and Morris Silverman (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.7	Indemnification and Mutual Contribution Agreement dated as of August 12, 2004 among Morris Silverman, Gregory Witchel, Robert M. Wigoda, Howard M. Bloom, Jeffrey B. Aaronson and the Company (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)

10.8	Convertible Promissory Note dated as of August 12, 2004 payable to Morris Silverman in the amount of $475,000 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004 )
10.9	Convertible Promissory Note dated as of September 9, 2004 payable to Morris Silverman in the amount of $120,316.47 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.10	Personal Guaranty Agreement of Gregory Witchel dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.11	Personal Guaranty Agreement of Robert M. Wigoda dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.12	Personal Guaranty Agreement of Howard Bloom dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.13	Personal Guaranty Agreement of Jeffrey B. Aaronson dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.14A	Purchasing Agreement with Healthtrust Purchasing Group dated December 1, 2001(1) (3)
10.15A	Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002. Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002.(1)(3)
10.16	Supplier Set-up form with Allegiance dated December 8, 1999. (Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-KSB filed with the Commission on June 30, 2005)
10.17A	Distribution Agreement with Fisher Scientific Company, LLC, dated July 23, 2001. (1)(3)
10.18A	Non-Exclusive Distribution Agreement with VWR International, Inc., dated as of November 1, 2003.(1)(3)
10.19A	International Sales and Service Agreement, effective May 16, 2005, between theCompany and Genesee Brazil. (1)(3)
10.20A	International Distributor Agreement, effective June 20, 2005, between the Company'swholly-owned subsidiary, DiaSys Europe, Ltd, and Cooplab, Crl. (1)(3)
10.21A	International Sales and Service Agreement, effective as of May 4, 2005, between theCompany and Diagnostic Bioserve Limited. (1)(3)
10.22A	International Sales and Service Agreement, effective as of May 22, 2005, between the Company and Bionuclear. (1)(3)
10.23	2004 Stock Option and Award Plan (2)
10.24	$50,000 Convertible Promissory Note of the company dated August 27, 2003 payable toHoward Bloom (2)
10.25	$100,000 Promissory Note of the company dated February 3, 2004 payable to MorrisSilverman (2)
10.26	Common Stock Purchase Warrant for 150,000 shares dated February 3, 2004 issued toMorris Silverman (2)
10.27	$50,000 Promissory Note of the Company dated February 3, 2004, payable to GregoryWitchel (2)
10.28	Common Stock Purchase Warrant for 75,000 shares issued to Gregory Witchel (2)
10.29	$50,000 Promissory Note of the Company dated February 3, 2004, payable to Jeffrey B.Aaronson (2)
10.30	Common Stock Purchase Warrant for 50,000 shares issued to Jeffrey B. Aaronson (2)
10.31	Loan and Security Agreement, dated as of November 1, 2004 by and among the Company, Morris Silverman and Gregory Witchel (2)
10.32	$100,000 Promissory Note of the company dated November 1, 2004 payable to Morris Silverman (2)
10.33	$100,000 Promissory Note of the company dated November 1, 2004 payable to Gregory Witchel (2)

10.34	$50,000 Promissory Note of the company dated November 29, 2004 payable to Morris Silverman (2)
14	Code of Ethics and Business Conduct (Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-KSB filed with the Commission on June 30, 2005)
21.1	Subsidiaries of the Company: DiaSys Europe, Ltd, a United Kingdom company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Deloitte & Touche LLP for the fiscal years ended June 30, 2004 and 2005:

	Year Ended June 30, 2004	Year Ended June 30, 2005

Audit Fee	$190,000	$250,075
Audit-Related Fees	-	-
Tax Fees	23,000	24,900
All Other Fees	-	-
Total Fees	$213,000	$274,975

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

Dated March 21, 2006	DiaSys Corporation

By: /s/ Gregory Witchel Gregory Witchel, Chief Executive Officer (principal executive officer)

Dated March 21, 2006	DiaSys Corporation

By: /s/ Jeffrey B. Aaronson President & Chief Financial Officer (principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Gregory Witchel Gregory Witchel, Chief Executive Officer and Director	Date: March 21, 2006

/s/ Jeffrey B. Aaronson Jeffrey B. Aaronson President & Chief Financial Officer	Date: March 21, 2006

/s/ Morris Silverman Morris Silverman Chairman of the Board	Date: March 17, 2006

/s/ Robert Wigoda Robert Wigoda Secretary and Director	Date: March 20, 2006

/s/ Sherwin Gilbert Sherwin Gilbert Director	Date: March __, 2006

/s/ Howard Bloom Howard Bloom Director	Date: March 17, 2006

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

DIASYS CORPORATION and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER
COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JUNE 30, 2005 AND 2004

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Capital	Income	Deficit	Equity
BALANCE JULY 1, 2003	12,418,393	$12,418	$16,403,927	$42,319	$(13,104,009)	$3,354,654

Net loss	-	-	-	-	(2,985,726)	(2,985,726)
Stock compensation award	200,000	200	95,800	-	-	96,000
Stock compensation award	26,458	26	19,024	-	-	19,050
Stock compensation award	100,000	100	47,900	-	-	48,000
Stock compensation award	8,108	8	5,019	-	-	5,027
Conversion of notes payable	1,067,251	1,067	488,427	-	-	489,494
Issuance of common stock warrants	-	-	383,439	-	-	383,439
Beneficial conversion on note payable	-	-	32,500	-	-	32,500
Foreign currency translation adjustment	-	-	-	57,463	-	57,463
Sale of Common Stock	382,565	383	260,262	-	-	260,645
BALANCE JUNE 30, 2004	14,202,775	$14,203	$17,736,298	$99,782	$(16,089,735)	$1,760,548

Net loss	-	-	-	-	(2,029,245)	(2,029,245)
Conversion of accrued payroll	241,818	242	113,413	-	-	113,655
Stock compensation award	148,829	149	56,406	-	-	56,555
Stock compensation award	33,332	33	12,633	-	-	12,666
Stock compensation award	50,000	50	16,450	-	-	16,500
Stock compensation award	75,000	75	29,925	-	-	30,000
Conversion of notes payable	1,426,358	1,426	596,077	-	-	597,503
Conversion of notes payable	135,513	136	50,004	-	-	50,140
Sale of Common Stock	1,250,000	1,250	498,750	-	-	500,000
Sale of Common Stock	715,250	715	356,154	-	-	356,869
Foreign currency translation adjustment	-	-	-	9,869	-	9,869

BALANCE JUNE 30, 2005	18,278,875	$18,279	$19,466,110	$109,571	$(18,118,899)	$1,475,061

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

Patent Costs: The Company's patents are valued at cost and amortized over the remaining useful life of the patent. The weighted average amortization period for the patents is 15.03 years at June 30, 2005. The Company believes that all of its continuing patents have sufficient potential use to justify the valuations presented. If and at such time as management were to determine that any one of its patents had a more limited potential, the Company would evaluate it for impairment. In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired. The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers. The Company uses judgment whenever events or changes in circumstances indicate the carrying value of the patents may not be recoverable. Factors the Company generally considers important which could trigger an impairment of the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results included expected undiscounted future cash flows; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; and (3) discontinuance of product lines by ourselves or our customers; The Company believes that the carrying value of its patents was recoverable as of June 30, 2005. Annual amortization expense is expected to be $127,236 for each of the years 2006 through 2010.

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
	788,179
Less accumulated depreciation	(602,170)
	$186,009

NOTE 7 - ACCRUED EXPENSES

Accrued Expenses are summarized as follows::
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