Form 10QSB
period 2006-03-31
DIASYS CORP
filed 2006-05-15
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:    ☒  Yes   No ☐

As of April 30, 2006, the Company had 21,039,531 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION
Signatures	12
Certification
Exhibit Index

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	March 31, 2006	June 30, 2005
CURRENT ASSETS:
Cash and equivalents	$27,844	$993
Accounts receivable, less allowance for doubtful accounts of $16,475 for both periods	170,764	210,210
Finance receivables	5,072	8,232
Inventories	202,987	322,155
Prepaid expenses and other current assets	63,438	130,974
Total Current Assets	470,105	672,564
EQUIPMENT, FURNITURE AND FIXTURES, LESS
Accumulated depreciation of $604,978 and $602,170, respectively	140,220	186,009
OTHER ASSETS:
Patents less accumulated amortization of $1,173,203 and $1,077,416, respectively	1,816,453	1,911,880
Other assets-non-current	10,151	10,151
Long-term finance receivables	-	2,587
Total Other Assets	1,826,604	1,924,618
TOTAL ASSETS	$2,436,929	$2,783,191
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$590,101	$561,269
Accrued expenses	315,021	305,929
Due to bank	72,604	40,932
Loans payable to shareholders	250,300	400,000
Total Current Liabilities	1,228,026	1,308,130
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $.001 par value:
Authorized 99,900,000 shares,
21,039,531and 18,278,875issued and outstanding at March 31,2006 and June 30, 2005, respectively	21,040	18,279
Additional paid-in-capital	20,021,837	19,466,110
Accumulated deficit	(18,947,165)	(18,118,899)
Accumulated other comprehensive income	113,191	109,571
Total Stockholders' Equity	1,208,903	1,475,061
Total Liabilities and Stockholders' Equity	$2,436,929	$2,783,191

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
NET SALES	$392,575	$479,713	$1,187,120	$1,613,841

COST OF GOODS SOLD	171,709	235,871	528,971	763,623

GROSS PROFIT	220,866	243,842	658,149	850,218

OPERATING EXPENSES
Selling	82,486	167,069	213,214	581,759
General & administrative	439,615	487,950	1,122,955	1,522,087
Research & development	38,167	51,148	114,243	192,853
	560,268	706,167	1,450,412	2,296,699

LOSS FROM OPERATIONS	(339,402)	(462,325)	(792,263)	(1,446,481)

OTHER INCOME:
Interest income	-	(15)	(8)	(1,229)
Interest expense	5,156	5,794	29,981	99,547

LOSS BEFORE INCOME TAXES	(344,558)	(468,104)	(822,236)	(1,544,799)

INCOME TAXES	(4,321)	(3,129)	(6,030)	(3,129)

NET LOSS	$(348,879)	$(471,233)	$(828,266)	$(1,547,928)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,929,923	18,166,417	19,097,141	16,528,206

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.04)	$(0.09)

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2006
(unaudited)
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity
BALANCE JULY 1, 2005	18,278,875	$18,279	$19,466,110	$109,571	$(18,118,899)	$1,475,061

Net loss	-	-	-	-	(828,266)	(828,266)

Issuance of common stock warrants	-	-	4,772	-	-	4,772

Sale of common stock	986,186	986	172,060	-	-	173,046

Stock compensation	-	-	38,795	-	-	38,795

Stock compensation	250,000	250	54,750	-	-	55,000

Conversion of notes payable	1,133,664	1,134	215,396	-	-	216,530

Proceeds from exercise of options	390,806	391	69,954	-	-	70,345

Foreign currency translation adjustment	-	-	-	3,620	-	3,620

BALANCE MARCH 31, 2006	21,039,531	$21,040	$20,021,837	$113,191	$(18,947,165)	$1,208,903

Comprehensive Loss: i.e. net (loss) $(828,266) plus other income $3,620 totals $(824,646) for the nine month period ended March 31, 2006

See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Net Loss	$(828,266)	$(1,547,928)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of patents and software	96,627	132,248
Depreciation of equipment, furniture and fixtures	57,513	84,209
Stock compensation	93,795	187,076
Common stock warrants	4,772	-
Changes in assets and liabilities:
Accounts receivable	42,606	15,076
Finance receivables	2,587	38,008
Inventories	119,168	44,533
Prepaid expenses and other current assets	67,536	8,432
Accounts payable and accrued expenses	69,596	(655,788)
Net cash flows used in operating activities	(274,066)	(1,694,134)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(9,167)	(8,778)
Decrease in restricted cash	-	12,141
Net cash flows (used in) provided by investing activities	(9,167)	3,363
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	173,046	856,869
Proceeds from loans from shareholders	66,830	875,316
Payments on loans from shareholders	-	(30,000)
Proceeds from exercise of options	70,345	-
Net cash flows provided by financing activities	310,221	1,702,185
Effect of foreign currency translation on cash	(137)	(1,752)
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,851	9,662
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	993	69,806
CASH AND EQUIVALENTS, END OF PERIOD	$27,844	$79,468
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For Interest	$2,456	$7,934
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$216,530	$647,643
Issuance of shares for professional services	$55,000	$-
Conversion of accrued payroll	$-	$113,655
See accompanying notes to consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006 and 2005

(UNAUDITED)
Note 1. Basis of the Presentation:

The accompanying unaudited consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes included in Amendment No. 1 to the Company's Annual Report on Form 10-KSB, as amended for the year ended June 30, 2005.

Note 2. Stock Based Compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS"), No. 123R "Share-Based Payment". SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. SFAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, this statement was deferred per the Securities and Exchange Commission Release 2005-57, and was effective as of the beginning of the first fiscal year beginning after December 15, 2005. The company adopted SFAS 123R early on July 1, 2005. The Company did not have any unvested options as of July 1, 2005. On October 12, 2005 the Board of Directors approved an award under the Company's Stock Option Plan of 615,000 options. Charges of $3,265 and $9,796 were recorded during the quarters ended December 31, 2005 and March 31, 2006, respectively, for the award. Also on October 12, 2005 the Board of Directors approved the re-pricing of outstanding Plan options previously granted from an exercise price of $0.39 to $0.18, the then current market price. As a result of the re-pricing, the Company incurred a charge of $25,735 during the three months ended December 31, 2005. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
Nine Months Ended March 31, 2006
Expected option term (1)	5
Expected volatility factor (2)	114%
Risk-free interest rate (3)	4.5%
Expected annual dividend yield	0%

(1)	The option term was determined using the simplified method for estimating expected option life.

(2)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Had the Company continued under SFAS 123 the pro-forma adjustment for the quarter ended March 31, 2005 would have been $28,390 and the pro-forma loss $500,623. For the nine months ended March 31, 2005 the pro-forma adjustment would have been $101,355 and the pro-forma loss $1,649,283. Loss per share would have been $.03 and $.10 for the three and nine month periods respectively.

Note 3. Loans Payable from Shareholders

Loans payable at March 31, 2006 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are shareholders but not members of management. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 7% per annum. Warrants to purchase 37,500 shares at $0.20 per share, the then current market price were issued in connection with the notes payable. The warrants were valued using the Black-Scholes method with a charge to interest of $4,772 recorded in the Company's financial statements during the nine-months ended March 31, 2006. In October 2005 a member of the Board of Directors loaned the Company $20,000 in demand promissory notes bearing interest at 7% per annum. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all.

On October 14, 2005, the Company sold to a group of outside investors 835,560 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date for proceeds of $142,046. On October 28, 2005, the Company sold to an outside investor, 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date for proceeds of $25,000. On November 3, 2005, the Company sold to an outside investor 31,579 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 63,158 shares of Common Stock at $.19 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date for proceeds of $6,000.

On March 1, 2006, two members of the Board of Directors converted notes payable of $100,000 each plus accrued interest of $16,530 to 1,133,664 shares of the Company's common stock.

Note 4. Investment Banking Services

During the nine months ended March 31, 2006, the Company issued 250,000 shares of its common stock valued at $55,000, which was recorded as general and administrative expense.

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

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations, loans from management and directors and the sale of securities. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 7% per annum. Warrants to purchase 37,500 shares at $0.20 per share, the then current market price were issued in connection with the notes payable The warrants were valued using the Black-Scholes method with a charge to interest of $4,772 recorded in the Company's financial statements during the nine-months ended March 31, 2006. In October 2005 a member of the Board of Directors loaned the Company $20,000 in demand promissory notes bearing interest at 7% per annum. On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling them to purchase 1,671,120 shares of Common Stock at $.17 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. On November 3, 2005, the Company sold to an outside investor, for an aggregate cash investment of $6,000, an equity package consisting of 31,579 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 63,158 shares of Common Stock at $.19 per share, the then current market price, at any time prior to the fifth anniversary of the transaction date. On February 24, 2006 Morris Silverman, Chairman of the Board of Directors exercised 390,806 options for common stock, the purchase price of which totaled $70,000. Management believes that over the short term the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined. The Company had unshipped orders totaling $243,161 as of March 31, 2006. As of March 31, 2006 the Company had cash and cash equivalents of $27,844 compared to $993 at June 30, 2005.

In November, 2005, the Venezuela Social Security Administration awarded to the Company's Venezuelan distributor, Repreclin Lab, $2,700,000 to purchase the Company's fully integrated parasitology workstations and related consumable products. Such products are to be purchased over a three-year period.

Effective December 15, 2005, the Company entered into a three-year International Sales and Service Agreement with DICPA, a Mexican distributor of medical products, providing for minimum orders totaling $11,750,000 of the Company's fully integrated parasitology workstations and consumable products over a three-year period. Initial orders are expected to commence in the summer of 2006. Actual orders and shipments will depend on completion of product registration expected to be completed in June 2006.

Effective January 24, 2006, the Company entered into a three-year International Sales and Service Agreement with Rochem Biocare, a distributor of medical products in Colombia, Peru, Panama and Ecuador, providing for minimum orders totaling $1,460,000 over a three-year period for the Company's urine sediment workstation and consumable and its fully integrated parasitology products and consumables. Initial orders are expected to commence in the summer of 2006. Actual orders and shipments for Peru will depend on completion of product registration expected to be completed in July 2006.

Effective March 28, 2006, the Company entered into a three-year International Sales and Service Agreement with Galenica S.A., a distributor of medical products in Chile, providing for minimum orders totaling $1,010,000 over a three-year period for the Company's urine sediment workstation and consumable and its fully integrated parasitology products and consumables. Initial orders are expected to commence in September 2006.

Effective April 10, 2006, the Company entered into a three-year International Sales and Service Agreement with Labymed S.A., a distributor of medical products in Guatemala, providing for minimum orders totaling $656,000 over a three-year period for the Company's urine sediment workstation and consumable and its fully integrated parasitology products and consumables. Initial orders are expected to commence in October of 2006. Actual orders and shipments will depend on completion of product registration expected to be completed in September 2006.

As a result of such orders, the Company will be required to develop or engage substantial additional manufacturing capability and incur the expenses of initial production, inventory stocking, training and shipping before it begins to receive cash payments in respect of the orders. It has not yet been determined whether the Company will expand its own manufacturing facilities in the UK, develop a facility in the US or negotiate manufacturing agreements with established manufacturing companies. The company believes that either course of action will require substantial additional capital. The Company is currently exploring alternative sources of capital. There can be no assurances that the Company will be able to arrange such financing. If the Company were not able to arrange financing in necessary amounts, it would be required to find alternate means of fulfilling its obligations under such contracts.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2006 as Compared to the Three and Nine Months Ended March 31, 2005.

Net Sales:
The Company's net sales for the three-month period ended March 31, 2006 decreased $87,138 or 18.2% compared to the same period of the prior year. The decrease in net sales for the three-month period was primarily due to the Company's customer in South East Asia not purchasing any products during this quarter. The Company has not been informed of the reason for such lapse and has no reason to believe that orders from such customer will resume. During the same quarter last year such customer purchases totaled $120,038. As a result of the new business discussed above, the Company believes that the impact of such customer will be diminished in the Company's future. For the nine-month period ended March 31, 2006 sales decreased $426,721 or 26.4% compared to the same period of the prior year. Of that amount the Company's customer in South East Asia accounts for $340,455 of the reduction. Additionally, the Company's distributor in Turkey delayed delivery of product. The distributor has subsequently authorized deliveries, said deliveries to begin during the quarter ending June 30, 2006.

Gross Profit and Gross Profit Margins:
Gross profit for the three-month period ended March 31, 2006 decreased 9.4 % from $243,842 to $220,866. Gross profit margins for the three-month period increased from the prior year from 50.8 % to 56.2 % for the three-month period. For the nine-month period ended March 31, 2006 gross profit decreased $192,068 or 22.6% compared to the same period of the prior year. Gross profit margins for the nine-month period increased from the prior year from 52.7 % to 55.4 % for the nine-month period. The decrease in gross profit is a result of the decrease in sales from the same period in the previous year. The increase in margin percentage is a result of personnel reductions in the manufacturing department.

Selling, General & Administrative (SG&A Expense):
Selling, General and Administrative expenses for the three-month period ended March 31, 2006 decreased $132,918 from $655,019 to $522,101 or 20.3 % over the comparable prior period. Stock compensation expense associated with the re-pricing of options in the Company's Stock Option Plan was $9,796 for the three-month period ended March 31, 2006. For the nine-month period ended March 31, 2006 Selling, General and Administrative expenses decreased $767,677 or 36.5 % compared to the same period of the prior year. The decrease is attributable to the restructuring of personnel functions and other cost reduction programs implemented during the 4th quarter of fiscal year 2005.

Research and Development (R&D):
Research and Development expense for the three-month period ended March 31, 2006 decreased $12,981 or 25.4 % and for the nine-month period expense decreased $78,610 or 40.8% over the comparable prior period. The decrease is the result of the completed product improvement projects and the reduction in personnel in the United States due to that completion.

Interest Expense:
Interest expense decreased $638 for the three-month period ended March 31, 2006 from $5,794 to $5,156 from the comparable prior period. The decrease for the nine-month period was $69,566 from $99,547 to $29,981 from the comparable prior period. The decrease was the result of not having the costs associated with the issuance of promissory notes and unsecured debentures issued during the quarter ended March 31, 2005.

Net Loss:
For the nine-month period ended March 31, 2006, net loss was $828,266, a decrease of $719,662 from the nine-month period ended March 31, 2005. The decrease in net loss was due to the reduction of expenses implemented by management during the 3rd and 4th quarters of the fiscal year ended June 30, 2005. The three month net loss was $348,879 a decrease of $122,354 from $471,233 for the comparable period of the prior year.

ITEM 3. PROCEDURES AND CONTROLS

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On February 6, 2006, the Company issued to B. Riley & Co. 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to an agreement with B. Riley & Co. dated August 25, 2005.

On February 24, 2006, the Company issued 390,806 shares of common stock to Morris Silverman to reflect the exercise of various stock options held by Mr. Silverman.

On March 1, 2006, the Company issued 566, 832 shares of Common Stock to each of Morris Silverman and Gregory Witchel to reflect the conversions of $100,000 Convertible Promissory Notes held by each of such persons and accrued interest of $16,530.

On March 1 2006, the Company issued to B. Riley & Co. an additional 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to the August 25, 2005 agreement referred to above.

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

DIASYS CORPORATION
Date: May 15, 2006	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer (principal executive officer)

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: May 15, 2006	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, Chief Financial Officer (principal accounting officer)