Form 10KSB/A
period 2005-06-30
DIASYS CORP
filed 2006-08-10
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 2)
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

Commission File number: 1-16285

DiaSys Corporation
(Exact name of small business issuer as specified in its charter)
Incorporated in Delaware 21 West Main Street Waterbury, CT 06702 (203) 755-5083	IRS Employer ID # 06-1339248

Securities registered under Section 12(b) or 12(g) of the Exchange Act:

Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered American Stock Exchange*

* Effective in February 2006, the Issuer's Common Stock ceased to be listed on the American Stock Exchange. The Issuer's shares have since been listed on the OTC Bulletin Board.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

EXPLANATORY NOTE

This Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, as filed by the Company on October 14, 2005 and as amended by Amendment No. 1 filed on April 7, 2006, is being filed solely to file additional exhibit documents and to amend and restate the exhibit table (ITEM 3-EXHIBITS) accordingly.

ITEM 13 - EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed with the Commission on October 20, 1994 )
3.2	By-Laws (Incorporated by reference to the Exhibit 3.2 to the Company's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the Commission on October 20, 1994)
10.1	Common Stock Purchase Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.2	Registration Rights Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.3	Consulting Agreement, dated February 17, 2004, with Capital Management Internationale (Incorporated by reference to Exhibit 1.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 24, 2004)
10.4	Amendment No. 1 to Common Stock Purchase Agreement with Icon Investors, LLC (Incorporated by reference to Exhibit 1.4 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed with the Commission on April 27, 2004)
10.5	Rights Agreement (Incorporated by reference to the Exhibit 4.2 to the Company's Registration Statement of Form S-3 filed with the Commission on November 27, 2002)
10.6	Loan and Security Agreement dated as of August 12, 2004 between the Company and Morris Silverman (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.7	Indemnification and Mutual Contribution Agreement dated as of August 12, 2004 among Morris Silverman, Gregory Witchel, Robert M. Wigoda, Howard M. Bloom, Jeffrey B. Aaronson and the Company (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.8	Convertible Promissory Note dated as of August 12, 2004 payable to Morris Silverman in the amount of $475,000 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004 )
10.9	Convertible Promissory Note dated as of September 9, 2004 payable to Morris Silverman in the amount of $120,316.47 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.10	Personal Guaranty Agreement of Gregory Witchel dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.11	Personal Guaranty Agreement of Robert M. Wigoda dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)

10.12	Personal Guaranty Agreement of Howard Bloom dated as of August 13, 2004 (Incorporated by reference to the ++++++++++++++++++++++++++++exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.13	Personal Guaranty Agreement of Jeffrey B. Aaronson dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB filed with the Commission on October 29, 2004)
10.14A	Purchasing Agreement with Healthtrust Purchasing Group dated December 1, 2001 (Incorporated by reference to exhibit of the same number filed with the Company's Annual Report on Form 10-K filed with the Commission on October 14, 2005) (1) (3)
10.14A-A	Exhibit A to Purchasing Agreement with Healthtrust Purchasing Group dated December 1, 2001 (2)
10.14A-B	Exhibit B to Purchasing Agreement with Healthtrust Purchasing Group dated December 1, 2001 (2)
10.15A	Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc.dated April 1, 2002 (Incorporated by reference to exhibit of the same number filed with the Company's Annual Report on Form 10-K filed with the Commission on October 14, 2005) (1)(3)
10.15A-A	Exhibit A to Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002.(2)(3)
10.16	Supplier Set-up form with Allegiance dated December 8, 1999. (Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-KSB filed with the Commission on June 30, 2005)
10.17A	Distribution Agreement with Fisher Scientific Company, LLC, dated July 23, 2001(Incorporated by reference to exhibit of the same number filed with the Company's Annual Report on Form 10-K filed with the Commission on October 14, 2005) (1)(3)
10.17A-A	Exhibit A to Distribution Agreement with Fisher Scientific Company, LLC, dated July 23,2001 (2)
10.18A	Non-Exclusive Distribution Agreement with VWR International, Inc., dated as of November 1, 2003 (Incorporated by reference to exhibit of the same number filed with the Company's Annual Report on Form 10-K filed with the Commission on October 14, 2005) (1)(3)
10.18A-A	Exhibit A to Non-Exclusive Distribution Agreement with VWR International, Inc., datedas of November 1, 2003 (2) (3)
10.19A	International Sales and Service Agreement, effective May 16, 2005, between theCompany and Genesee Brazil (Incorporated by reference to exhibit of the same number filed with the Company's Annual Report on Form 10-K filed with the Commission on October 14, 2005) (1)(3)
10.19A-A	Exhibit A to International Sales and Service Agreement, effective May 16, 2005, betweenthe Company and Genesee Brazil (2)(3)
10.20	International Distributor Agreement, effective June 20, 2005, between the Company'swholly-owned subsidiary, DiaSys Europe, Ltd, and Cooplab, Crl. (Incorporated by reference to the exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2005)
10.21A	International Sales and Service Agreement, effective as of May 4, 2005, between theCompany and Diagnostic Bioserve Limited. (Incorporated by reference to exhibit of thesame number filed with the Company's Annual Report on Form 10-K filed with the Commission on October 14, 2005) (1)(3)
10.21A-A	Exhibit A to International Sales and Service Agreement, effective as of May 4, 2005,between the Company and Diagnostic Bioserve Limited (2)(3)
10.22A	International Sales and Service Agreement, effective as of May 22, 2005, between the Company and Bionuclear (Incorporated by reference to exhibit of the same number filedwith the Company's Annual Report on Form 10-K filed with the Commission on October 14, 2005) (1)(3)

10.22A-A	Exhibit A to International Sales and Service Agreement, effective as of May 22, 2005, between the Company and Bionuclear (2)(3)
10.23	2004 Stock Option and Award Plan (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-KSB filed with the Commission on April 7, 2006)
10.24	$50,000 Convertible Promissory Note of the company dated August 27, 2003 payable toHoward Bloom (Incorporated by reference to exhibit of the same number filed withAmendment No. 1 to the Company's Annual Report on Form 10-K filed with theCommission on April 7, 2006)
10.25	$100,000 Promissory Note of the company dated February 3, 2004 payable to MorrisSilverman (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.26	Common Stock Purchase Warrant for 150,000 shares dated February 3, 2004 issued toMorris Silverman (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.27	$50,000 Promissory Note of the Company dated February 3, 2004, payable to GregoryWitchel (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.28	Common Stock Purchase Warrant for 75,000 shares issued to Gregory Witchel (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.29	$50,000 Promissory Note of the Company dated February 3, 2004, payable to Jeffrey B.Aaronson (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.30	Common Stock Purchase Warrant for 50,000 shares issued to Jeffrey B. Aaronson (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, \2006)
10.31	Loan and Security Agreement, dated as of November 1, 2004 by and among the Company, Morris Silverman and Gregory Witchel (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.32	$100,000 Promissory Note of the company dated November 1, 2004 payable to Morris Silverman (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.33	$100,000 Promissory Note of the company dated November 1, 2004 payable to Gregory Witchel (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.34	$50,000 Promissory Note of the company dated November 29, 2004 payable to Morris Silverman (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Commission on April 7, 2006)
10.35	Settlement Agreement and General Release, dated as of July 16, 2004, between the Company and Todd DeMatteo (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K/A filed with the Commission on July 20, 2004.)
10.36	Investment Agreement, dated as of December 28, 2004 between the Company and John Winfield (2)
10.37	Common Stock Purchase Warrant, dated as of December 30, 2004, issued to John Winfield (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005)

14	Code of Ethics and Business Conduct (Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Company's Annual Report on Form 10-KSB filed with the Commission on June 30, 2005)
21.1	Subsidiaries of the Company: DiaSys Europe, Ltd, a United Kingdom company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

________________________
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
Dated August 9, 2006	DiaSys Corporation

By: /S/ GREGORY WITCHEL Gregory Witchel, Chief Executive Officer (principal executive officer)

Dated August 9, 2006	DiaSys Corporation

By: /S/ JEFFREY B. AARONSON Jeffrey B. Aaronson, President & Chief Financial Officer (principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
S/ GREGORY WITCHEL Gregory Witchel, Director	Date: August 9, 2006

S/ JEFFREY B. AARONSON Jeffrey B. Aaronson, Director	Date: August 9, 2006

S/ MORRIS SILVERMAN Morris Silverman, Director	Date: August 8, 2006

S/ ROBERT M. WIGODA Robert Wigoda Secretary and Director	Date: August 7, 2006

S/ SHERWIN GILBERT Sherwin Gilbert, Director	Date: August 8, 2006

Howard Bloom, Director	Date: August _, 2006

S/ SHERMAN LAZRUS Sherman Lazrus, Director	Date: August 8, 2006