Form 10KSB
period 2006-06-30
DIASYS CORP
filed 2006-11-15
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

Commission File number: 1-16285

DiaSys Corporation

(Exact name of small business issuer as specified in its charter)

Incorporated in Delaware	IRS Employer ID #
21 West Main Street	06-1339248
Waterbury, CT 06702
(203) 755-5083

Securities registered under Section 12(b) or 12(g) of the Exchange Act:

Title of each class:	Name of each exchange on which registered

Common Stock, $0.001 par value	OTC Bulletin Board

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for the most recent fiscal year were $1,688,097

As of September 30, 2006, the aggregate market value of the Registrant’s voting stock held by non-affiliates was $2,549,558 based upon the closing price of $.18 on such date.

As of September 30, 2006, the Registrant had 21,372,864 shares of common stock outstanding.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DiaSys Corporation (“DiaSys”, “Company”) designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide.  The Company’s workstation instruments standardize laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid (CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods.  The Company believes that by automating the laboratory process, its customers save labor expense in handling the separate steps of the analytic process involved; however, the Company has not conducted independent, objective studies to quantify or support such belief.  The Company’s consumable products are in most cases combined with the Company’s workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies.  The Company is developing a rapid, inexpensive method for screening Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension, and other disease states.  Multiple Myeloma is America’s second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes only. The Company is also developing a version of its Parasep fecal concentrator for use in the veterinary field in conjunction with the Veterinary Laboratories Agency (VLA), an Executive Agency of the Department for Environment, Food and Rural Affairs (Defra) in the United Kingdom.

DiaSys was organized in March 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993.  The Company completed its initial public offering (“Offering”) in January 1995. The Company’s shares were traded on the American Stock Exchange under the symbol “DYX” from December 2000 through January 2006.  Since February 2006, the Company’s shares have been quoted on the OTC Bulletin Board under the symbol “DYXC.OB”.   In January, 2003, a complete management turnover occurred when the Chief Executive Officer, Mr. Todd DeMatteo, and the entire board of directors resigned.  A new Chief Executive Officer and board of directors headed by Mr. Morris Silverman were appointed to fill the vacancies.

The Company’s wholly-owned subsidiary, DiaSys Europe Limited, is located in Wokingham, England. DiaSys Europe markets the Company’s urinalysis and parasitology workstations, the full DiaSys line of rapid test kits, consumables, immunology, oncology and virology products and manufactures reagents. DiaSys Europe’s facility is ISO 9001-2000 certified for the design and manufacture of devices for the scientific, diagnostics, medical & industrial markets. In June 2005, all manufacturing and assembly operations that had been conducted in the Company’s Waterbury facility were consolidated into its DiaSys Europe facility.  DiaSys Europe products are registered with MHRA (Medicines and Healthcare Products Regulatory Agency) for CE marking under the Directive 98/79 in Vitro Diagnostics Medical Devices. The operating results of the subsidiary are reflected in the accompanying consolidated financial statements.

The Company sells its products in North America both directly and through strategic distribution relationships with Cardinal Heath (NYSE:CAL), and Fisher Healthcare, a division of Fisher Scientific International Inc (NYSE:FSH). It also markets its products through numerous relationships with group purchasing organizations including Broadlane Inc. and VWR International.

The Company directly sells and services its products in the United Kingdom through DiaSys Europe.  Sales and service throughout Europe, Asia and South America is conducted through independent, third party distributors or strategic trading partners.  All distributors and strategic partners are managed by the Company through either of its offices in the United States or United Kingdom.

The Company is currently focusing its efforts to: (i) develop, acquire and patent several new proprietary technologies such as its fecal concentrator for use in the veterinary market; (ii) develop a version of Parasep that does not require the use of solvents; (iii) have a fecal sample collection device incorporated into its existing fecal concentrator design; (iv) develop urine sediment and parasitology workstations that are closed systems; (v) adapt its fecal concentrator for DNA and ELISA testing, new screening test for Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension and other disease states; (vi) build the infrastructure needed to support global manufacturing and distribution operations; (vii) establish market and technical acceptance of its products among the medical laboratory community; (viii) attract significant strategic selling partners in major markets; and (ix) implement a plan for long term market penetration.

Since inception, the Company has: (i) developed, acquired and patented several new proprietary technologies; (ii)erected the infrastructure needed to support global manufacturing and distribution operations; (iii)established market and technical acceptance of its initial products among the medical laboratory community; (iv) attracted significant strategic selling partners in major markets; and (v) implemented a plan for long term market penetration.  Since its inception, the Company has operated at a loss.

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

R/S Series: The “R/S” series workstations standardize, automate, and reduce the cost to perform routine microscopic analysis of urine sediment.  Users of the “R/S” series workstations include: (i) large scale clinical laboratory chains performing in excess of 20,000 urine tests per night; (ii) major medical centers performing several hundred urine tests per day; and (iii) local hospital laboratories performing approximately 100 tests per week. The URIPREP centrifuge tube with its unique insert enables the system to accurately measure sediment at one milliliter of sediment to five micro liters of examined sample. The urine sediment workstation is also available with a counting grid chamber of one micro liter divided into four grids of .25 micro liters each containing 25 boxes of .01 microliters. This enables the user to standardize each test. The R/S is a fully enclosed semi-automatic system which provides safety to laboratory technicians improves patient morphology and reduces biowaste.

The Company believes that the “R/S” series workstations are a preferred practice of major laboratory networks, health maintenance organizations (HMO’s) and core medical facilities such as Quest and Kaiser Permanente.

FE Series:  The “FE” series workstation-systems are composed of the FE-5, and Parasep collection tubes and fecal concentrators.  These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals.  The presence of such organisms is critical to the proper care of the patient.  The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results. The Parasep filtration tube is used in conjunction with the FE-5 workstation and the result is reduced bio-waste, increased safety to the laboratory technician from a fully enclosed system, increased patient morphology, and standardized sample size for examination.

Disposable Consumables, Diagnostic Test Products and Kits

Consumables:  The Company manufactures and distributes numerous consumable diagnostic products, reagents and test kits.  The markets for these products are hospital and commercial laboratories, biotech and pharmaceutical companies.

 POINT OF CARE Test Kits: The Company acquired an inexpensive method for the screening of Multiple Myeloma and other cancers and other disease states at or near the patient through its purchase of Intersep Limited, a privately owed company based in Wokingham, England, in 2000. Multiple Myeloma is America's most prevalent blood cancer behind leukemia, and accounts for 2% of all known cancer deaths. The Company is currently selling the test in Europe for research applications, and has announced its intention to market the product in the United States and other markets if and as regulatory approvals are secured. The regulatory requirement and review process differ widely among countries and can be very expensive to obtain. If the Company does not receive regulatory approvals on a timely basis, it will have to carry development costs for a longer period and will lose market share to its competitors.  The Company has filed patent applications with the United States Patent and Trademark Office covering the Bence Jones point of care test which has been expanded to include additional disease states.

Additional Products

The Company is in the continuous process of developing new products for the global healthcare marketplace.   The Company’s current product development plan extends into 2008.  The Company is focusing its research and development on several projects: Parasep SF, a solvent free fecal concentrator, a fecal sample collection device incorporated into its existing fecal concentrator design, a fecal concentrator for use in the veterinary market, urine sediment and parasitology workstations that are closed systems accepting only DiaSys consumables, adaptations of the fecal concentrators for DNA and ELISA testing markets, new proprietary consumable products to be used in conjunction with the workstations, fully automated urine sediment and parasitology workstations, and a proprietary series of in-vitro immunoassays.  New applications for the Company’s technology are also being pursued in the industrial market.  During the 4th quarter of fiscal year 2005, the Company completed its project to develop a more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology markets.  The Company is also in the process of evaluating the purchase, license or distribution of compatible product lines.

SALES, MARKETING AND DISTRIBUTION

North America

The Company sells and services its workstation-systems and consumable products through its office headquarters in Waterbury, Connecticut. North American sales efforts are supported by the CEO and a Customer Service specialist, located at the Company’s headquarter office.  Sales in North America are facilitated through marketing and distribution with Cardinal Health, Fisher Healthcare, Broadlane and VWR in the United States and VWR in Canada (see: Strategic Relationships below).  Additionally, sales in North America are supported by exhibitions at national trade shows.

South and Central America

The Company has distribution operations in parts of South, Latin and Central America.  Distribution is conducted by independent, third party distributors and monitored by the Company’s CEO and Regional Sales Manager for Latin/South America, Marketing and Service, Rest of World (ROW) based in Waterbury, Connecticut.  Distributors are exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company’s distribution plan and agreement.  In December 2005, the Company entered into an agreement with DICIPA, a Mexican distributor, to distribute its parasitology system in Mexico. Product shipments to Mexico have been nominal to date under the contract, pending product registration with the Mexican government. The Company’s products were issued registration in August of 2006.  In January 2006, the Company entered into agreements with Rochem Biocare Colombia S.A., Rochem Biocare del Peru S.A.,  Sistemas de Salud Rocarsystem  S.A.,  and Rochem de Panama S.A. to distribute its parasitology and urine sediment systems in Colombia, Peru, Ecuador and Panama. Product shipments to these countries have been nominal to date pending product registration with their respective governments. The Company’s products have now been registered in each of such territories as of August 2006. In March 2006 the Company entered into an agreement with Galenica to distribute its parasitology and urine sediment systems in Chile. Product shipments to Chile have been nominal to date under the contract, pending product registration with the government of Chile. The Company’s products were issued registration in August of 2006. In April 2006, the Company entered into an agreement with Labymed to distribute its parasitology and urine sediment systems in Guatemala. There have been no sales to Labymed under this contract. The Company is in the process of registering its products in Guatemala.

In November 2004, the Company entered into an agreement to distribute its products in Venezuela with Repreclin Labs. In November of 2005 Repreclin Labs was awarded a contract from the government healthcare system for the Company’s parasitology system over a three-year period. To date, the healthcare system contract has not been funded. The distribution contract with Repreclin Labs expired in November of 2005; however the Company expects to renew this distribution agreement in Venezuela pending the funding by the government of the healthcare system contract.

In October 2004, the Company entered into an agreement with Techno Diagnostica to distribute its products in Costa Rica. This agreement expired in October of 2005. The Company expects to renew this contract.

Europe and the Middle East

The Company sells and services its workstation-systems and consumable products in Europe, the Middle East, India, and Africa through its subsidiary based in the United Kingdom.  DiaSys Europe sells and services the Company’s products directly in the United Kingdom and through independent third party distributors in the balance of the territory.  Distributors are generally exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company’s distribution plan and agreement.

China and Pacific Asia

Sales and service of the Company’s products in China and Hong Kong is conducted by the Company’s strategic trading partner, Hua Sin Science Company, under the direction and guidance of the Company’s CEO. The agreement with Hua Sin will expire on December 31, 2006. The Company is evaluating contract renewal or termination and is reviewing other possible distributors for this territory. (See: Strategic Relationships below).

In August 2005, the Company entered into an agreement with BioQuest Diagnostics to distribute the Company’s urine sediment system in the Philippines. This agreement terminated in August 2006. The Company is evaluating distributors for this and other Pacific Asian territories.

Australia and New Zealand

The Company entered into exclusive distribution agreements with Laboratory Diagnostics in Australia and Diagnostic Bioserve, LTD in New Zealand to promote, sell and service the Company’s product line. The contracts for both distributors have expired. The Company expects to renew its distribution agreement with Laboratory Diagnostics to include the territories of Australia, New Zealand and Papua New Guinea.

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

Hua Sin Science Co. LTD:

In 1999, the Company entered into a three year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China.  Hua Sin manufactures and distributes instruments and reagents to China’s 67,000 hospital and medical laboratories.  Hua Sin is also the exclusive distributor of Bayer’s CLINITEK series urine chemistry analyzers in China (see Bayer above).  The Company officially commenced a distribution agreement with Hua Sin in April, 1999, and on May 4, 2000, announced that China’s Health Ministry, the equivalent of the United States’ Food and Drug Administration (FDA), certified the Company’s urinalysis and fecal concentrate workstations for use by all of China’s 67,000 medical laboratories.  In 2002, the Company and Hua Sin expanded their relationship to include sales and service operations in Hong Kong. On September 22, 2003, the Company announced that Hua-Sin renewed its exclusive distribution agreement with DiaSys for a period of three years.  Sales to Hua Sin during the 2006 fiscal year were minimal and subsequent to the end of its fiscal year the Company terminated its relationship with Hua Sin.  The Company is reviewing other possible distributors for this territory.

COMPETITION

The “R/S” Series:

The R/S series urine sediment workstations automate and standardize routine urine sediment testing, utilizing a patented optic glass flow cell that reduces handling while providing superior image clarity.  The R/S series workstations are designed to make urine sediment testing faster, safer, more standardized and less expensive than conventional methodologies.  These workstations can literally pay for themselves through elimination of disposables normally associated with urine sediment testing and substantially reducing the waste disposable costs of these disposables. There are, five competing technologies for the “R/S” series: (i) traditional use of a microscope to examine a glass slide of urine sediment; (ii) traditional use of a microscope to examine urine sediments introduced into a pre-formed plastic slide assembly; (iii) imaging system which automatically “recognizes” and “counts” pre-stored images of “common shapes” found in urine sediment; (iv) a flow cytometry based system which detects “abnormal” urines thereby reducing the number which must be manually analyzed; and, (v) pre-screening using chemically treated reagents or “dip” strips.

The oldest technology is the use of a microscope to examine a glass slide of urine sediment.  However, the use of microscope slides and cover slips is time consuming, prone to inconsistencies, and expensive.  Pre-formed plastic slides are easier to handle than glass and provide more standardization. However, the optical quality seen through plastic slides tends to be significantly inferior to that of glass and the cost is generally higher due to the shorter product life of plastic slides.  The video imaging system currently available on the market provides a “standard procedure” for urinalysis, dispenses with the need for costly consumable items such as glass or plastic slides, and, sharply reduces exposure to potentially infectious materials carried in urine.  However, the video imaging systems require expensive proprietary reagents to operate and cost between $55,000 and $110,000 to acquire.  The Company believes because the systems are costly, only the largest laboratories can justify the purchase and/or use of such a system.  The flow cytometry -based system screens-out “normal” urines thereby reducing the number of “abnormal” urines requiring manual analysis.  However, in addition to still requiring manual analysis of some samples, the flow cytometry -based systems cost approximately $110,000 and require comparatively expensive proprietary reagents to operate, making the system somewhat expensive for normal laboratory implementation. Lastly, reagent strips are very efficient for determining chemical compositions, but they do not detect the existence of many types of particulate matter otherwise having clinical significance.

The “FE” Series:

The Company knows of no other workstation-system for direct microscopic analysis, which standardizes, automates and reduces the cost to collect, process, and analyze fecal concentrates from parasites, eggs and cysts. The system integrates the FE workstation with the Parasep fecal concentrator. The centrifuged sample is aspirated simultaneously into a dual stained and unstained chamber on the microscope stage, without incidence of clogging or sample cross contamination. The Company competes with (i) traditional direct method, (ii) ELISA testing that is target specific, (iii) DNA testing that is target specific (iv) rapid test strips that are target specific and IFA testing that is target specific.

The Company, however, expects to encounter competition in the laboratory equipment industry. While the Company believes that its “R/S” and “FE” series workstations are currently the only products of their type in the market, many of the Company’s competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines and ancillary services.  The Company’s products are not fully automated walk away systems.  They do not have an image recognition system, data storage, or on-screen monitor display.   Some of the Company’s competitors have long-term or preferential supply arrangements with hospitals.  These arrangements may act as a barrier to market entry to the Company’s products.  Competing companies may succeed in developing products that are more efficacious or less costly and these companies may also be more successful than the Company in production and marketing.  Rapid technological development by others may result in the Company’s products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred by it with respect to those products. There can be no assurance that the Company will be able to compete successfully against any newly developed or improved products.

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

MANUFACTURING AND WARRANTY OBLIGATIONS

The Company designs its workstations in Waterbury, Connecticut.  The Company develops its consumable products in its United Kingdom office, but manufactures them through a network of molders, machine shops and other third party subcontractors.  All sub-assemblies, parts, consumables and kits manufactured by sub-contractors are made according to Company specifications.  All final assemblies and final tests are conducted by the Company in its UK facility.   The Company has developed alternate qualified vendors for supply of its critical raw material and supplies that could fulfill its requirements if needed.  Implementation of this manufacturing plan has resulted in higher manufacturing quality, reduced lead-time-to-delivery and reduced costs in manufacturing.

The Company provides its customers with a one year limited warranty against defects in parts or workmanship on all new or refurbished workstations from the date of delivery.  In the event a unit fails due to a defect in parts and/or workmanship during the warranty period, the Company will at its option repair or replace the unit at no charge to the customer..  For service after the initial year of warranty, the Company provides repair and service at an hourly rate plus parts.  The Company experiences minimal additional costs associated with its warranty obligations.

PATENTS AND TRADEMARKS

The Company’s success rests in part on the uniqueness of its intellectual property.  The Company, therefore, continues to build and maintain a worldwide network of patents and trademarks.

Patents:

The Company has been granted 20 patents on its R/S, FE, and Parasep technologies.  Four patents have been issued both on the concept and specific architecture of the Company’s workstation-systems.  The Company has also been granted similar patent protection in Australia, Brazil, Canada, China, Switzerland, Germany, Spain, France, Great Britain, Greece, Italy, Japan, Portugal, and Singapore.  The patents were granted between 1992 and 2002 and will expire as follows:

The paracep Fecal Parasite Concentrator is protected by patents through 2018;

The optical slide assembly and workstation for urine sediment analysis patents expire in 2013;

The optical slide assembly and workstation for fecal sediment analysis patents expire in 2018.

Patent applications are pending for a DiaSys device for testing for Bence Jones Protein in urine.

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

GOVERNMENT REGULATIONS

The Company has obtained all necessary safety certifications for its products.  DiaSys Europe’s facility is ISO 9001-2000 certified for the design and manufacture of devices for the scientific, diagnostics, medical & industrial markets. All DiaSys Europe Ltd products are registered with MHRA (Medicines and Healthcare Products Regulatory Agency) for CE marking under the Directive 98/79 in Vitro Diagnostics Medical Devices.

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

The Company’s manufacturing process is guided by its ISO 9001:2000 certification governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes, and regarding the manufacture, testing, labeling, record keeping, and storage of diagnostic devices, including current Good Manufacturing Practices regulations and similar foreign regulations.  All products are manufactured in accordance to the IVD 98/97/EC 7.12.99 directive with the instruments also meeting the requirement of the EMC 89/336/EEC directive and the low voltage directive 72/23 EEC.

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

However, laboratories must contend with the aforementioned OSHA and CLIA regulations.  Since the Company’s products are designed to reduce the amount of labor required to perform laboratory tests and the specimen biohazard exposure, as well as to standardize and improve the analytical quality of the test procedure, the Company believes these factors could enhance its competitive position in the market.

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

RESEARCH AND DEVELOPMENT

The Company conducts research and development as part of its ongoing efforts to improve existing product and development of new products. The Company is focusing its research and development on several projects:  new proprietary consumable products to be used in conjunction with the workstations, Parasep fecal concentrator that does not require the use of solvents, workstations that are closed systems preventing the use of competitors consumables, a collection device incorporated into the existing Parasep design, , DNA and ELISA applications for fecal concentrators,, a proprietary series of in-vitro immunoassays and a paracep fecal concentrator for use in the veterinary market.  New applications for the Company’s technology are also being pursued in the industrial market.  The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes; however, on September 15, 2005 the Company announced that it had engaged BioCheck, Inc. and its principal scientist to complete development of its proprietary Bence Jones protein technology.

BACKLOG

The Company had unshipped orders totaling $425,247 as of June 30, 2006.

EMPLOYEES

As of June 30, 2006 the Company had 12 full-time employees, 3 of whom were engaged in sales and marketing, 2 in research and development, 3 in manufacturing, and 4 in administrative, finance and other clerical support activities.

ITEM 1A. RISK FACTORS

RISKS RELATED TO THE COMPANY

The Company has a history of losses.  The Company has experienced losses during each fiscal year since its initial public offering in 1995.  In order to achieve profitability, the Company must increase its revenues.  Although the Company believes that such increases are attainable, there can be no assurances that the Company will achieve sufficient revenues to become profitable in the current fiscal year.

 The Company does have a need for additional financing, which may not be available to it on acceptable terms.  The Company will need to seek additional financing from the sale of equity or debt, from private and public sources and/or from collaborative licensing and/or marketing arrangements with third parties. However, the Company has not made arrangements for any such additional external funding and additional financing may not be available to the Company on acceptable terms, if at all. If the Company’s cannot obtain such additional financing or partnering arrangements, the Company will need to modify the Company’s business objectives and reduce or even cease certain or all of the Company’s product development programs and other operations.

The laboratory equipment industry is highly competitive and many of the Company’s potential competitors have greater financial and technological resources then the Company’s have. The Company is engaged in a highly competitive industry. The Company expects to encounter competition in the laboratory equipment industry from numerous existing companies, including large international enterprises and others entering the industry. Although the Company believes that the "R/S" and "FE" series workstations are currently the only products of their type in the market, competing technologies exist such as: (i) traditional use of a microscope to examine a glass slide of human body fluids; (ii) traditional use of a microscope to examine human body fluids introduced into a pre-formed plastic slide assembly; (iii) a video imaging system which automatically "recognizes" and "counts" pre-stored images of "common shapes" found in human body fluids; (iv) a slow cypomtry based system which detects "abnormal" urines thereby reducing the number which must be manually analyzed; and, (v) pre-screening using chemically treated reagent or "dip" strips.

Many of the Company’s competitors and potential competitors have substantially greater resources, including capital, research and development, personnel and manufacturing and marketing capabilities, and also may offer well-established, broad product lines and ancillary services. Some of the Company’s competitors have long-term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry to the Company’s products. Competing companies may succeed in developing products that are more efficacious or less costly, and such companies may also be more successful than us in production and marketing.

The Company’s operating results have fluctuated in the past and are likely to continue to fluctuate in the future on an annual and quarterly basis, due to numerous factors, many of which are outside of the Company’s control. Some of the factors that may cause these fluctuations include:

      - changing market demand for, and declines in the average selling prices of, the Company’s products;

      - the timing of and delays or cancellations of significant orders from major customers;

      - the loss of one or more of the Company’s major customers;

      - the cost, availability and quality of components from the Company’s suppliers;

      - the cost, availability, and quality of assemblies from contract and subcontract manufacturers;

      - delays in the introduction of new products;

      - competitive product announcements and introductions;

      - development of new technologies by the Company’s competitors;

      - changes in customer preferences;

      - changes in the regulatory environment, product health and safety concerns

      - general economic conditions; and

      - loss of key personnel.

The laboratory equipment market is subject to frequent and rapid changes in technology and customer preferences. The Company’s competitors may develop new products that are more useful or less costly than the Company’s products. Rapid technological development by others may result in the Company’s products becoming obsolete before it recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. If the Company cannot develop new products in response to changes in technology or customer preferences, the Company will lose market share to the Company’s competitors. Patents and intellectual property rights are important to the Company but could be challenged.

Proprietary protection for the Company’s products is of material importance to the Company’s business in the U.S. and most other countries. The Company has numerous patents and trademarks throughout the world, and many additional applications pending. The Company has sought and will continue to seek proprietary protection for the Company’s products to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The Company’s success may depend on its ability to (1) obtain effective patent protection within the United States and internationally for its proprietary technologies and products, (2) defend patents the Company owns, (3) preserve its trade secrets, and (4) operate without infringing upon the proprietary rights of others.

While the Company has obtained numerous patents and has additional patent applications pending, the extent of effective patent protection in the United States and other countries is highly uncertain and involves complex legal and factual questions. No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies. Patents the Company currently owns or may obtain might not be sufficiently broad to protect the Company against competitors with similar technology. Any of the Company’s patents could be invalidated or circumvented.

The patent application and issuance process takes years, and may be expensive. The Company might not obtain all of the United States patents the Company has applied for related to the "R/S" and "FE" series or other technology or products that the Company may develop. In addition, the Company does not have and may never obtain foreign patents equivalent to the claims in its U.S. patents.

Because a United States pending patent application is confidential, the Company cannot know the inventions claimed in pending patent applications filed by third parties. The Company may need to defend or enforce its patent and license rights or determine the scope and validity of the proprietary rights of others through litigation. Defense and enforcement of patent claims may be expensive and time-consuming, even when the outcome is in its favor. Defense and enforcement actions may use substantial resources originally allocated to other activities such as studies and continuing development of the Company’s products and technologies. While the Company believes that its patents will prevail in any potential litigation, it is possible that the holders of these competing patents will commence a lawsuit against us and that the Company will not prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by the Company, which may harm its business. In addition, the Company’s efforts to protect or defend its proprietary rights may not be successful or, even if successful, may result in substantial cost to the Company. In the event of an unfavorable outcome in any patent infringement suit, the Company may be required to:

      - assume significant liabilities to third parties,

      - obtain licenses from third parties,

      - alter the Company’s products or processes, or

      - cease altogether any of the Company’s related research and development activities or product sales.

The Company depends on agreements with third parties to protect its rights to certain technology. The Company may encounter disputes regarding the proprietary rights to technological information that employees, consultants, advisors or other third parties independently develop and apply to any of its proposed products. These disputes might not be resolved in the Company’s favor. The Company may also rely on trade secrets and proprietary know-how that may become known to others despite its efforts to keep them confidential. Although the Company seeks to protect the Company’s trade secrets and proprietary know-how in part by its confidentiality agreements with employees, consultants, advisors or others, these parties may breach their agreements, and the Company might not obtain adequate remedies. Similarly, competitors may discover or independently develop the Company’s trade secrets or proprietary know-how in such a manner that the Company has no legal recourse.

The Company is dependent on third party subcontractors for the production of certain components of its products. The Company relies on subcontractors to manufacture certain components of its products, based on its specifications. The risks associated with reliance on subcontractors include:

      - subcontractors may fail to meet the Company’s requirements for quality, quantity, timeliness, or pricing; and

      - although the Company has developed alternate qualified vendors for its critical raw materials and supplies, it may not be able to find or obtain additional substitute vendors, if required.

The Company depends upon third parties for the sale, marketing and distribution of its products. The Company depends on third parties for the sale, marketing and distribution of its products. Such dependence requires it to spend significant funds to inform these third-party distributors of the distinctive characteristics and benefits of the Company’s products. The Company’s operating results and long term success will depend on its ability to establish and maintain successful arrangements with these third parties.

The Company expects to incur substantial marketing costs. The Company currently markets its products through regional sales management in the United Kingdom and through independent distributors in several foreign countries. The Company expects to incur substantial costs in connection with marketing and sales efforts.

The Company is dependent on retaining its key personnel. The Company’s success is dependent upon the continued involvement of key personnel, including Gregory Witchel, its Chief Executive Officer. If Mr. Witchel left the Company, it would be difficult for the Company to find an adequate replacement. In addition, the Company must attract and retain other talented individuals in order to carry out its business objectives.

The Company may be subject to potential product liability claims, creating risk and expense. The Company is exposed to product liability risks inherent in the development, testing, manufacturing, marketing and sale of its products. Product liability insurance for the diagnostic industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. The Company currently has product liability insurance to cover claims related to its products with coverage of $2 million for any one claim and coverage of $2 million in total. A successful claim against the Company if the Company is uninsured, or which is in excess of the Company’s insurance coverage, if any, could have a material adverse effect upon the Company and on its financial condition.

Revenue growth may be delayed by lengthy sales and implementation cycles. The period between initial contact with a potential customer and the customer's purchase of the Company’s products is often long and may have delays associated with the lengthy budgeting and approval process of such potential customers. To successfully sell the Company’s products, it must educate potential customers regarding the use and benefit of such products, which can require significant time and resources.

The Company must effectively manage its Growth. To date, the Company’s growth has caused a significant strain on its management, operational, financial and other resources. The Company’s ability to effectively manage growth will require it to improve its management, operational and financial processes and controls. The failure to effectively manage growth could materially and adversely affect the Company’s business and operating results.

 Industry Risks

The Company’s failure to receive governmental approvals for its proposed products on a timely basis, or ever, could damage its business, financial condition and results of operations. Some of the Company’s new products may require the Company to obtain governmental clearance before marketing such products in the United States. The process of obtaining the required regulatory approvals is lengthy, expensive and uncertain. Moreover, regulatory approval, if granted, may include limitations on the approved uses of a product. If the Company fails to comply with applicable regulatory requirements it may incur fines, suspensions of approvals, product seizures, injunctions, recalls of products, operating restrictions and criminal prosecutions. If the Company fails to receive clearances to commence clinical studies or to market products, it would adversely affect the results of the Company’s future operations.

Variations in the regulatory requirements of foreign authorities could delay the Company’s introduction of products into countries outside the United States and limit its marketing scope. Because the Company intends to sell and market its products outside the United States, the Company will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. The Company’s failure to meet each foreign country's requirements could delay the introduction of its proposed products in the respective foreign country and limit its revenues from sales of the Company’s proposed products in foreign markets.

The Company’s failure to comply with regulatory requirements could subject the Company to regulatory or enforcement actions. Even if the Company obtains regulatory approvals, the FDA and comparable foreign agencies continually review and regulate marketed products. A later discovery of previously unknown problems or the Company’s failure to comply with the applicable regulatory requirements could subject the Company to regulatory or judicial enforcement actions. These actions could result in the following:

      - recalls or seizures of the Company’s proposed products,

      - restrictions on marketing of the Company’s proposed products,

      - regulatory authorities' refusal to approve new products or withdrawal of existing approvals,

      - enhanced product liability exposure,

      - injunctions,

      - civil penalties, or

      - criminal prosecution.

The Company will face intense competition from companies that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. The Company will compete directly with manufacturers of other proprietary test kits. The Company will also compete indirectly, and may in the future compete directly, with providers of related or alternative technologies.  Almost all of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future.  Further, the Company believes that certain of its key competitors have invested, and will continue to invest, substantially greater funds in developing new products and technologies. Accordingly, there can be no assurance that the Company’s competitors do not have, or will not develop or introduce, new products and technologies that could render the Company’s products less competitive or obsolete. Any failure by the Company to compete effectively with regard to new product offerings, product innovations and technological changes and to offer products that provide performance that is at least comparable to competing products would have a material adverse effect on the Company’s business, operating results and financial condition.

The Company’s success will be dependent upon its ability to increase the production volume on a timely and cost-effective basis, while maintaining product quality. The Company has only limited production facilities, located in Wokingham, England.  Such production facilities will not be adequate to service projected demand for the Company’s products.  The Company is currently negotiating with independent manufacturers to arrange production on a contract basis.  There can be no assurances that such arrangements will be satisfactorily concluded or that, if so concluded, the manufacturers will be able to produce products at the quantity and quality adequate to meet demand.  If the Company is unable to ship product in a timely basis, or if shipped products do not meet quality standards, the Company may lose important customer contracts.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company rents without a lease office space at 21 West Main Street, Waterbury, Connecticut for its headquarters and research and development. The monthly rent of $2,832 includes all management fees, real estates taxes, common area charges, heat, air-conditioning, electricity, janitorial services, limited parking and such other expenses normally incurred by a tenant.

DiaSys Europe leases approximately 4,300 square feet of office, final assembly and warehousing space in Wokingham, England.  The lease rate is approximately $36,050 per year, on a triple net basis.  The lease commenced May 1, 2002 and expires April 30, 2012.

Other than the leased properties set forth above, the Company does not invest in real estate interests, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

In July, 2006, G&H Steinvorth Ltda commenced legal proceedings against the Company, Tecno Diagnostica S.A. and Alejandro Munoz Villalobos in the First District Circuit Court in San Jose, Costa Rica. The complaint alleges breach of contract and related matters arising out of the Company’s termination of the plaintiff Company’s distributor in Costa Rica and the subsequent appointment of Tecno Diagnostica S.A. The complaint seeks aggregate damages in the amount of $878,813. The Company believes that the complaint as against the Company is without merit and the Company intends to defend such matter vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which

21,372,864 shares were issued and outstanding as of June 30, 2006.  The Company’s common stock is traded on the OTC Bulletin Board under the symbol “DYXC.OB”.

The following table sets forth the high and low sales price for the Company’s Common Stock as reported by The American Stock Exchange for the periods indicated.

Year Ended June 30, 2006	High	Low

4th Quarter	$0.33	$0.17
3rd Quarter	0.44	0.15
2nd Quarter	0.50	0.11
1st Quarter	0.29	0.14

Year Ended June 30, 2005	High	Low

4th Quarter	$0.48	$0.26
3rd Quarter	0.86	0.35
2nd Quarter	0.50	0.32
1st Quarter	0.64	0.37

As of September 26, 2006 the Company’s Common Stock was held by approximately 1,500 holders of record.

To date, the Company has not declared or paid any cash dividends on its common stock, nor does is have the current intention to do so.  The Company anticipates that any earnings if generated, would be used to finance the development and expansion of its business.  Further, future financing arrangements may restrict or prohibit the Company’s ability to declare and pay dividends without prior lender approval.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted-average exercise price of outstanding options, warrants and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,990,194	$.19	605,000

Recent Issuances of Unregistered Securities

Fiscal Year Ended June 30, 2005

Between May 25, 2005 and February 3, 2005, the Company sold to Icon Investors, Ltd. an aggregate of  886,750 shares of its Common Stock $.001 par value pursuant to a Common Stock Purchase Agreement dated as of March 19, 2004.  The shares were sold in 26 separate transactions at various prices averaging $.52 per share for gross proceeds to the Company of $461,257.17.  The share prices reflected an 8% discount from market in accordance with the terms of the Common Stock Purchase Agreement.  Sales to Icon were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as transactions not involving any public offering.  Such shares were registered for resale by Icon Investors, Ltd. pursuant to a registration statement filed by the Company under the Act.

As of June 30, 2004 (i) Mr. Witchel was owed $37,500 in accrued but unpaid salary for the six-month period ended June 30, 2004, (ii) Mr. Witchel was owed $38,654 for unreimbursed travel and other expenses incurred for the benefit of the Company, and (iii) Mr. Silverman was owed $37,500 as compensation for his services to the Company during the six-month period ended June 30, 2004. Effective August 17, 2004, Messrs. Witchel, as its Chairman, and Silverman agreed to accept, in lieu of cash payments, issuance to them of Common Stock of the Company at the closing price of the Company's Stock on the American Stock Exchange on the preceding day, which was $.47 per share, resulting in the issuance of 162,031 shares to Mr. Witchel and 79,787 shares to Mr. Silverman.

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

On November 1, 2004, in exchange for cash investments of $100,000 from each of Morris Silverman and Gregory Witchel, the Company issued to each of such persons (i) its $100,000 Convertible Promissory Note, bearing interest at 6% per annum and convertible into shares of the Company’s Common Stock at $.33 per share, being the closing price of the Company’s Common Stock on the American Stock Exchange on the trading day preceding such investments and (ii) 25,000 shares of the Company’s Common Stock.

On November 29, 2004 Morris Silverman loaned $50,000 to the Company and the Company issued to Mr. Silverman its $50,000 Convertible Promissory Note bearing interest at 6% per annum and converted into shares of the Company’s Common Stock at $.37 per share, being the closing price of the Company’s Common Stock on the American Stock Exchange on the trading day preceding such investment.   On December 16, 2004, Mr. Silverman effected conversion of such $50,000 Convertible Promissory Note and accrued interest into 135,513 shares of Common Stock.

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

 Fiscal Year Ended June 30, 2006

On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and Common Stock Purchase Warrants entitling them to purchase 1,671,122 shares of Common Stock at $.17 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.   On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 238,094 shares of Common Stock at $.21 per share, the then current market price at any time prior to the fifth anniversary of the transaction date. On November 3, 2005, the Company sold to an outside investor, for an aggregate cash investment of $6,000, an equity package consisting of 31,578 shares of DiaSys Common Stock and a Common Stock Purchase Warrant entitling him to purchase 63,156 shares of Common Stock at $.19 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

On February 6, 2006, the Company issued to B. Riley & Co. 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to an agreement with B. Riley & Co. dated August 25, 2005.

On February 24, 2006, the Company issued 390,806 shares of common stock to Morris Silverman to reflect the exercise of various stock options held by Mr. Silverman.

On March 1, 2006, the Company issued 566,832 shares of Common Stock to each of Morris Silverman and Gregory Witchel to reflect the conversions of $100,000 Convertible Promissory Notes held by each of such persons and accrued interest of $15,216.

On March 1, 2006, the Company issued to B. Riley & Co. an additional 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to the August 25, 2005 agreement referred to above.

On May 18, 2006, Morris Silverman purchased from the Company, for $50,000, an equity package consisting of 333,333 shares of common stock and a five-year warrant to purchase another 333,333 shares of common stock at $.50 per share.

On June 12, 2006, Mr. Morris Silverman loaned $17,500 to the Company and received a $17,500 one-year convertible promissory note bearing interest at 6% per annum and convertible into common stock at the rate of $.20 per share.

On October 25 and 31, 2006, Mr. Morris Silverman loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum.  The notes are convertible into common stock at the rate of $.13 per share and $.11 per share, respectively, the then current market prices of the stock.

The Company incurred legal and issuance expenses of $27,923 during the fiscal year which were netted against the related proceeds.

None of the securities issued in the above transactions were registered under the Securities Act of 1933, as amended (the “Securities Act”).  Sales to members of the Company’s senior management were made in reliance upon the general exemption afforded by Section 4(2) of the Securities Act; all other sales were made solely to accredited investors and were thus exempt under 4(6) of such Act and Rule 506 of Regulation D promulgated thereunder.  The Company obtained appropriate assurances from all investors regarding their status as accredited investors.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Revenue Recognition - Sales and related cost of sales are recognized upon shipment of products. The Company does not custom build product nor does any product require customer acceptance.  All product is shipped as a final sale FOB DiaSys.  Allowances for estimated uncollectible accounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicate that an allowance is appropriate.  New workstations are covered under a 12 month limited warranty from date of shipment.  Historically, costs associated with the limited warranty have been insignificant and no reserve has been established.

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

Patent Costs - The Company’s patents are valued at cost and amortized over the remaining useful life of the patent.   In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired.  The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers.  Factors the Company generally considers important which could trigger an impairment review on the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results including expected undiscounted future cash flows; (2) significant changes in the manner of its use of acquired assets or the strategy for its overall business; and (3) discontinuance of product lines by  the Company or its customers; Although the Company believes that the carrying value of its patents was recoverable as of June 30, 2006, future events could cause it to conclude otherwise.  The paracep product line and the Multiple Myeloma testing product continue to sell at or above historical levels.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions.

LIQUIDITY AND CAPITAL RESOURCES

		June 30,
(In dollars, except for ratios)	2006		2005

TOTAL CURRENT ASSETS	$544,786		$672,564
TOTAL CURRENT LIABILITIES	1,409,891		1,308,128
WORKING CAPITAL DEFICIENCY	($865,105)		($635,564)

WORKING CAPITAL DEFICIT RATIO	(0.6)		(0.5)

The Company funds its working capital requirements from its revenues from operations and loans or sales of securities to private individuals, including its directors.   The Company expects to continue to need to borrow from shareholders, board members, or others to fund its operations.  During the year ended June 30, 2006, the Company issued an aggregate of $87,800 of promissory notes in consideration for amounts loaned to the Company by members of the Board of Directors.  An additional $173,046 was raised via stock sales at market to outside investors, $50,000 via stock sales to the Chairman of the Board of Directors and $70,345 from the exercising of various options by the Chairman of the Board of Directors.  In addition, during the year ended June 30, 2005, the Company issued an aggregate of $875,316 of promissory notes in consideration for amounts loaned to the Company by certain members of management and other individuals.  During fiscal 2005, a total of $647,643 in principal amount of these promissory notes were converted into shares of common stock of the Company and $30,000 was repaid. An additional $500,000 was raised via stock sales from the treasury at market to outside investors.  The stock issuances from these transactions were at market. The Company intends to fund its working capital requirements from its revenues from operations and by borrowing additional funds from private individuals, including its directors,  and will need to continue this practice or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives.  There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined.

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

FINANCIAL CONDITION

The working capital deficiency increased by $229,541 from June 30, 2005 to June 30, 2006.  Cash and equivalents as of June 30, 2006 increased by $40,047 over the same period.  Cash used in operating activities was $280,091 for the current fiscal year.  The cash used in operations resulted primarily from the operating loss, offset by a reduction in inventories and an increase in accounts payable and accrued expenses.  The cash shortfall was funded primarily by (i) borrowings from management (see “Certain Relationships and Related Transactions”); (ii) the exercising of options by the Chairman of the Board of Directors; and (iii) the issuance of shares of capital stock and warrants to a group of outside investors.    Management believes that the Company will require additional financing to discharge its obligations for at least the next twelve months.  The Company had unshipped orders totaling $ 425,247 as of June 30, 2006.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $865,105 and $635,564, respectively, and as of June 30, 2006 had an accumulated stockholders’ deficit from inception of $19,166,693.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.  Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations.  Management continues to focus on improving the Company’s results of operations by increasing sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements.    In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives.  Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management should it become practical or advantageous to do so.

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales decreased 11.8% or $225,980 from $1,914,077 in fiscal year 2005 to $1,688,097 in fiscal 2006.  Domestic US sales decreased $88,049 from $386,854 in fiscal year 2005 to $298,805 in fiscal year 2006.  International sales decreased $137,931 from $1,527,223 in fiscal year 2005 to $1,389,292 in fiscal year 2006.  The decrease in international sales can be largely attributed to the decrease in sales to the Company’s distributor in China.  During its 2006 fiscal year, the Company entered into additional distribution agreements.  The Company believes that the effects of such distribution agreements will impact sales primarily in future periods.  This is due to governmental requirements for product registration in those countries covered by the distribution agreements.  Sales and marketing efforts are delayed until registration is complete.  Although the time table for completion can not be ascertained, the process itself is an administrative one not predicated on the products completing testing.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company’s gross profit increased by .3% or $3,180 from $933,527 for fiscal year 2005 to $936,707 in fiscal year 2006.  Such increase is attributable to the reduction of fixed personnel expenses of $129,033 eliminated with the consolidation of the Company’s assembly capabilities into its UK facility during June 2005.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company’s SG&A expenses decreased 31.9% or $837,743 from $2,623,740 for fiscal year 2005 to $1,785,997 for fiscal year 2006.  The decrease in SG&A was due to the sales support function and the administration of the sales support function being consolidated into the UK operation during the  fourth quarter of fiscal year 2005.  This resulted in $393,428 of expense incurred in fiscal year 2005 for personnel function that have been eliminated due to the consolidation.  Associated travel & entertainment expenses were also reduced by $157,878.  Legal expenses were reduced by $146,697.  The reduction was in part a result of the elimination of fees associated with the final settlement with the former CEO and co-founder.  An additional $75,000 in public relations costs were eliminated from the previous year.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased 33.7% to $155,551 for fiscal year 2006 compared to $234,653 for fiscal year 2005.  This decrease was due primarily to $54,994 in personnel expenses that were incurred during fiscal year 2005 that were eliminated with the completion of the development of a more powerful, lightweight, smaller and more efficient workstation for both the urinalysis and parasitology markets during fiscal year 2005. The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes. The Company is focusing its research and development on several projects:  new proprietary consumable products to be used in conjunction with the workstations, fully automated urine sediment and parasitology workstations.  New applications for the Company’s technology are also being pursued in the industrial market.  The Company is currently focusing its efforts to: (i) develop, acquire and patent several new proprietary technologies such as its fecal concentrator for use in the veterinary market, (ii)a version of Parasep that does not require the use of solvents,(iii) a fecal sample collection device incorporated into its existing fecal concentrator design,(iv) urine sediment and parasitology workstations that are closed systems, (v)adaptations of its fecal concentrator for DNA and ELISA testing, new screening test for Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension and other disease states.

INTEREST EXPENSE

Interest expense decreased to $36,931 during the fiscal year compared to $102,479 for the previous fiscal year.  The decrease is attributable to non recurring non-cash charges incurred during fiscal year 2005 related to interest charges as a result of warrants issued with notes and the conversion of notes payable to common stock in fiscal 2005.

NET LOSS

The Company’s net loss decreased $981,451 from $2,029,245 in fiscal year 2005 to $1,047,794 in fiscal year 2006.  This decrease was due primarily to the implementation and completion of the consolidation of manufacturing facilities into the UK along with other cost reduction plans begun in fiscal year 2005.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials or labor to the Company could affect the prices charged by the Company to its clients.

ITEM 7 - FINANCIAL STATEMENTS

The Company’s audited financial statements as of June 30, 2006 for its fiscal years ended June 30, 2006 and 2005 are included beginning at page 35.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no other additional changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors are as follows:

Name	Company Position	Age*
Morris Silverman	Chairman of the Board of Directors	74
Gregory Witchel	Chief Executive Officer and Director	46
Jeffrey B. Aaronson	President, Chief Financial Officer and Director	50
Robert M. Wigoda	Director and Secretary	51
Sherwin Gilbert	Director	63
Howard Bloom	Director	51
Sherman Lazrus	Director	73

*As of September 30, 2006

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

Jeffrey Aaronson joined the Company in June 2003 and was appointed Chief Financial Officer on August 8, 2003, President on November 1, 2004 and a member of the Board of Directors on November 22, 2004.  Mr. Aaronson was the Vice President of Finance and Operations for Ergo Systems Inc, a manufacturer of ergonomic computer accessories from 1996 until joining the Company. In addition to his finance responsibilities, Mr. Aaronson oversaw all manufacturing and customer support operations. Prior to his nineteen years of experience in the private sector, Mr. Aaronson spent six years as a senior auditor for public accounting firms in New York City. Mr. Aaronson received his B.B.A. degree in accounting from Adelphi University in 1979.

Sherman Lazrus joined the Company’s Board of Directors on July 12, 2006.  Mr. Lazrus has been an independent business consultant for more than the past five years.  He presently serves as Chairman of the Board of Directors of Emergency Filtration Products, Inc. and is also a director of Imaging Diagnostic Systems, Inc.  He has held several senior government positions in the health care area.  He attended George Washington University, from which he received A.A., B.A. and M.B.A. degrees.

Audit Committee Financial Expert – The Company’s Board of Directors has determined that Howard Bloom, who serves on the Company’s audit committee, is the audit committee financial expert.  Mr. Bloom is both a certified public accountant and licensed attorney.  He possesses the knowledge of financial accounting principles and experience in the preparation, audit, analysis and evaluation of financial statements as are necessary to fulfill this role.  He is an independent director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and beneficial owners of more than 10% of the Company’s stock to file reports of ownership and changes of ownership of the Company’s securities with the Securities and Exchange Commission within two business days following any change or transaction.  Based on management’s review of these reports during the fiscal year ended June 30, 2006 all reports required to have been filed were filed on a timely basis, except as follows:  Mr. Silverman filed 11 late reports.  Mr. Witchel filed 8 late reports.  Mr. Aaronson filed 3 late reports.  Mr. Wigoda filed 3 late reports.  Mr. Gilbert filed 3 late reports and Mr. Bloom filed 3 late reports.

Code of Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers and directors.  A copy of such Code of Ethics and Business Conduct has been posted on the Company’s web site at: www.DiaSys.com.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth compensation information for all persons serving as the Company’s Chief Executive Officer during the fiscal years ended June 30, 2006, 2005 and 2004, and any other executive officer who received compensation in excess of $100,000 during the fiscal year ended June 30, 2006.  Mr. Witchel received no compensation other than as listed below.  During fiscal year 2006 no executive officer received compensation in excess of $100,000.

			Long-Term Compensation
Name and Position	Fiscal Year	Salary	Stock Options	Other Compensations
Gregory Witchel, Chief Executive Officer	2006	$75,000	150,000	-0-
Gregory Witchel, Chief Executive Officer	2005	$75,000	232,500	-0-
Gregory Witchel, Chief Executive Officer	2004	$75,000 (1)	145,000	100,000 shares common stock (2)
Marshall Witzel, Chief Executive Officer	2004	-0-	-0-	100,000 shares common stock (2)

(1) Of Mr. Witchel’s $75,000 salary for the 2004 fiscal year, one-half ($37,500) was paid in cash and the balance by issuance of 79,787 shares of common stock, based on a per-share value of $.47, which was the closing price of the Company’s stock on the American Stock Exchange on the trading day prior to the date (August 17, 2004) on which Mr. Witchel agreed to accept such shares in lieu of cash.

(2)  Such shares were issued to such persons as compensation for their services as Chief Executive Officer of the Company during calendar year 2004 pursuant to understandings with such individuals that they would be compensated with that number of shares.  The closing price of the Company’s common stock on December 31, 2004 was $.53 per share.

Stock Option Grants

The following options were granted to Mr. Witchel in October, 2005:

Name	Share Options Granted	% of Total Options Granted to All Employees	Exercise Price	Expiration Date
Gregory Witchel	150,000	24%	$0.18	10/12/15

No stock options were exercised by Mr. Witchel during the fiscal year ended June 30, 2006.

Directors do not receive cash compensation for their services as such.  Non-management directors have been issued stock options for their services, as reflected in the table of stock option grants below.

Stock Options Granted to Directors

Directors Name	Date of Grant	Exercise Price	Number of Shares
Morris Silverman	10/12/05	$.18	180,000
Jeffrey B. Aaronson	10/12/05	$.18	120,000
Robert M. Wigoda	10/12/05	$.18	50,000
Sherwin Gilbert	10/12/05	$.18	50,000
Howard Bloom	10/12/05	$.18	50,000

In addition, pursuant to informal arrangement, Mr. Robert M. Wigoda is entitled to receive shares of common stock as compensation for legal services rendered to the Company, with the number of shares being the dollar amount of each statement divided by the closing price of the Company’s shares at the time such statement is rendered.  No shares were issued to Mr. Wigoda during the fiscal year ended June 30, 2006.

No officer or director of the Company has any employment contract or other written arrangement entitling him to receive compensation for termination or future services.

On October 12, 2005 the Board of Directors voted to adjust the exercise price of all outstanding stock options, including stock options held by management, to $.18 per share, which was the closing price of the Company’s shares on the American Stock Exchange on the day preceding such adjustment.  The entire Board of Directors determined that such adjustment was in the best interests of the Company because it provided enhanced incentives to the recipients to continue to support the financial success of the Company during the terms of the options.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) (All Exercisable)	Value Of Unexercised In-The-Money Options/SARs At FY-End ($) (All Exercisable)
Gregory Witchel Chief Executive Officer	None	None	699,500	-0-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of the Company’s Common Stock is beneficially owned by: (i) each of the Company’s directors; (ii) each of the Company’s named executive officers; and (iii) each person (or group) known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock. This information is as of September 1, 2006.

	Number	Percentage of
	of Shares	Ownership (1)
Name
Morris Silverman (2)	8,127,016	35.98%
Gregory Witchel (3)	2,102,428	9.49%
Jeffrey B. Aaronson (4)	580,065	2.66%
Robert M. Wigoda (5)	171,562	0.80%
Sherwin Gilbert (6)	183,101	0.85%
Howard Bloom (7)	250,792	1.17%
Sherman Lazrus	-	0.00%
John V. Winfield (8)	2,621,100	11.59%

Executive officers and directors as a group (7 persons)	11,414,964	47.21%

(1) Based on there being 21,372,864 shares of Common Stock outstanding as of September 1, 2006.

(2) Includes 623,021 shares which Mr. Silverman has the right to acquire pursuant to various warrants, 87,500 shares which Mr. Silverman has the right to acquire pursuant to a convertible note issued June 12, 2006 and 501,194 shares which Mr. Silverman has the right to acquire under currently-exercisable stock options.  Mr. Silverman serves as Chairman of the Board of Directors.

(3) Includes 75,000 shares which Mr. Witchel has the right to acquire pursuant to a warrant issued on February 17, 2004 and  699,500 shares which Mr. Witchel has the right to acquire under currently-exercisable stock options.  Mr. Witchel serves as Chief Executive Officer and as a member of the Company's Board of Directors.

(4)  Includes 20,000 shares owned by Mr. Aaronson's wife's 401(k) plan,  75,000 shares which Mr. Aaronson has the right to acquire pursuant to a warrant issued on February 17, 2004 and 386,000 shares which Aaronson has the right to acquire under currently-exercisable stock options.  Mr. Aaronson serves as President and Chief Financial Officer and as a member of the Company's Board of Directors.

(5) Includes 125,000 shares which Mr. Wigoda has the right to acquire under currently-exercisable stock options.   Mr. Wigoda serves as the Company's Secretary and as a member of the Company's Board of Directors.

(6)  Includes 7,500 shares which Mr. Gilbert has the right to acquire pursuant to various warrants and 117,500 shares which Mr. Gilbert has the right to acquire under currently-exercisable stock options. Mr. Gilbert serves as a member of the Company's Board of Directors.

(7) Includes 10,000 shares held in accounts for the benefit of Mr. Bloom’s two minor children, 7,500 shares which Mr. Bloom has the right to acquire pursuant to various warrants and 100,000 shares which Mr. Bloom has the right to acquire under currently-exercisable stock options.  Mr. Bloom serves as a member of the Company's Board of Directors.

(8) Includes 1,250,000 shares which Mr. Winfield has the right to acquire pursuant to a warrant issued on December 30, 2004.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 12, 2004, Mr. Morris Silverman, a director of the Company, loaned $475,000 to the Company in order to provide working capital and fund the initial installment due to Todd DeMatteo under the Settlement Agreement and General Release dated as of July 16, 2004.  The Settlement Agreement and General Release was entered into between the Company and Mr. DeMatteo in order to resolve litigation previously commenced by Mr. DeMatteo claiming entitlements under his employment agreement with the Company.  Such loan was evidenced by the Company’s 6% Convertible Promissory Note, which, by its terms, was convertible into shares of the Company’s Common Stock at $.43 per share, which was the closing price of the Company’s Common Stock on the American Stock Exchange on the day preceding such loan.  On September 9, 2004, Mr. Silverman loaned an additional $120,316.47 to the Company to fund the balance of amounts owed to Mr. DeMatteo. Such loan was evidenced by a second 6% Convertible Promissory Note, convertible at $.38 per share, which was the closing price of the Company’s Common Stock on the day preceding such loan.  Both such loans were governed by a Loan and Security Agreement between the Company and Mr. Silverman pursuant to which Mr. Silverman received a security interest in the Company’s assets and was issued 118,750 and 30,079 shares of the Company’s Common Stock as additional consideration for the making of the respective loans.

Also in connection with such loans, the Company, Mr. Silverman, Mr. Gregory Witchel (a Director and Chief Executive Officer), Mr. Jeffrey B. Aaronson (the Company’s President and Chief Financial Officer), Mr. Robert M. Wigoda (a Director) and Mr. Howard Bloom (a Director) entered into an Indemnification and Mutual Contribution Agreement providing for (i) the personal guaranties of portions of the Silverman Loans by Messrs. Witchel, Aaronson, Wigoda and Bloom, and (ii) the issuances by the Company of 8,333 shares to each of such persons as consideration for such guaranties.

On September 9, 2004, Mr. Silverman converted both of such loans into Common Stock in accordance with the terms of the Convertible Promissory Notes, resulting in the issuance to Mr. Silverman of 1,109,736 and 316,622 shares of Common Stock.

As of June 30, 2004 (i) Mr. Witchel was owed $37,500 in accrued but unpaid salary for the six-month period ended June 30, 2004, (ii) Mr. Witchel was owed $38,654.69 for unreimbursed travel and other expenses incurred for the benefit of the Company, and (iii) Mr. Silverman was owed $37,500 as compensation for his services to the Company during the six-month period ended June 30, 2004.  Effective August 17, 2004, Messrs. Witchel and Silverman agreed to accept, in lieu of cash payments, issuance to them of Common Stock of the Company at the closing price of the Company’s Stock on the American Stock Exchange on the preceding day, which was $.47 per share, resulting in the issuance of 162,031 shares to Mr. Witchel and 79,787 shares to Mr. Silverman.

On November 1, 2004, Messrs Silverman, a director of the Company, and Witchel, its Chief Executive Officer and a director, each loaned $100,000 to the Company. In connection with such loans, the Company, Mr. Silverman, Mr. Witchel entered into a Loan and Security Agreement providing for (i) the issuance of Company’s Convertible Promissory Notes, (ii) the granting of a first lien and security interest in the Company’s assets to secure payment of such Notes, and (iii) the issuances by the Company of 25,000 shares of Common Stock to each of such persons as additional consideration for such loans.  The Convertible Promissory Notes bore interest at the rate of 6% per annum and were convertible into shares of the Company’s Common Stock at the rate of $.37 per share, which was the closing price of the Company’s Common Stock on the American Stock Exchange on the trading day immediately preceding the loans.  The notes were payable quarterly as to interest only, with the principal due October 31, 2007.

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

On September 29, 2005, the Company and Messrs. Silverman and Witchel entered into a Payment, Release and Exchange Agreement pursuant to which the $100,000 Convertible Promissory Notes issued to such persons on November 1, 2004 were refinanced through the issuance of the Company’s unsecured 6% Convertible Promissory Notes due September 28, 2008, convertible into shares of the Company’s Common Stock of the rate of $.19 per share, which was the closing price of the Company’s Common Stock on the American Stock Exchange on the trading day preceding such transaction.

On October 21, 2005, Mr. Silverman loaned $20,000 to the Company and received a simple promissory note in such amount.  Such loan was repaid in February, 2006.

On May 18, 2006, Mr. Silverman advanced $50,000 to the Company in exchange for 333,333 shares of the Company’s Common Stock and a Common Stock Purchase Warrant entitling him to purchase an additional 333,333 shares of Common Stock at $.50 per share.  The closing price of the Company’s Common Stock on the OTC Bulletin Board on the trading day preceding such transaction was $.19 per share.

On June 12, 2006, Mr. Silverman loaned $17,500 to the Company and received a $17,500 6% Convertible Promissory Note due June 11, 2007, convertible into shares of the Company’s Common Stock at $.20 per share, which was the closing price of the Company’s Common Stock on the OTC Bulletin Board on the day preceding such transaction.

On October 25 and 31, 2006, Mr. Morris Silverman loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum The notes are convertible into common stock at the rate of $.13 per share and $.11 per share, respectively, the then current market prices of the stock.

All shares issued to the Directors and officers referred to above were issued with restrictions limiting the ability of the holders to sell such shares without regulation under the Securities Act of 1933.  The Company has no plans to register any of such Shares.

PART IV

ITEM 13 - EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1 filed with Company's Registration Statement on Form 8-A on October 20, 1994 )
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 filed with Company's Registration Statement on Form 8-A on October 20, 1994)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 filed with Company's Registration Statement on Form 8-A on October 20, 1994)
10.1	Common Stock Purchase Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.1 filed with Company’s Registration Statement on Form SB-2 on March 24, 2004)
10.2	Registration Rights Agreement with Icon Investors, Ltd. (Incorporated by reference to Exhibit 1.2 filed with Company’s Registration Statement on Form SB-2 on March 24, 2004)
10.3

Consulting Agreement, dated February 17, 2004, with Capital Management Internationale (Incorporated by reference to Exhibit 1.3 filed with Company’s Registration Statement on Form SB-2  on March 24, 2004)

10.4

Amendment No. 1 to Common Stock Purchase Agreement with Icon Investors, LLC (Incorporated by reference to Exhibit 1.4 to Amendment No. 2 filed with Company’s Registration Statement on Form SB-2  on April 27, 2004)

10.5	Rights Agreement (Incorporated by reference to Exhibit 4.2 filed with Company's Registration Statement of Form S-3 on November 27, 2002)
10.6

Loan and Security Agreement dated as of August 12, 2004 between the Company and Morris Silverman (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004)

10.7

Indemnification and Mutual Contribution Agreement dated as of August 12, 2004 among Morris Silverman, Gregory Witchel, Robert M. Wigoda, Howard M. Bloom, Jeffrey B. Aaronson and the Company (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004)

10.8

Convertible Promissory Note dated as of August 12, 2004 payable to Morris Silverman in the amount of $475,000 (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004 )

10.9

Convertible Promissory Note dated as of September 9, 2004 payable to Morris Silverman in the amount of $120,316.47 (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004)

10.10

Personal Guaranty Agreement of Gregory Witchel dated  as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004)

10.11

Personal Guaranty Agreement of Robert M. Wigoda dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004)

10.12

Personal Guaranty Agreement of Howard Bloom dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004)

10.13

Personal Guaranty Agreement of Jeffrey B. Aaronson dated as of August 13, 2004 (Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB  on October 29, 2004)

10.14A

Purchasing Agreement with Healthtrust Purchasing Group dated December 1, 2001

 (Incorporated by reference to exhibit of the same number filed with the Company’s

Annual Report on Form 10-K  on October 14, 2005) (1) (3)

10.14A-A

Exhibit A to Purchasing Agreement with Healthtrust Purchasing Group dated December

1, 2001 (Incorporated by reference to the exhibit of the same number filed with

Amendment No. 2 to the Company’s Annual Report on Form 10-K on August 8, 2006)

10.14A-B

Exhibit B to Purchasing Agreement with Healthtrust Purchasing Group dated December

1, 2001 (Incorporated by reference to the exhibit of the same number filed with

Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on August 8, 2006)

10.15A

Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc.

dated April 1, 2002 (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-K  on October 14, 2005) (1)(3)

10.15A-A

Exhibit A to Agreement for Urinalysis Equipment, Related Supplies, and Service with Broadlane, Inc. dated April 1, 2002. (Incorporated by reference to exhibit of the same number filed with Amendment No. 2 to the Company’s Annual Report on Form 10-K on August 8, 2006) (3)

10.16

Supplier Set-up form with Allegiance dated December 8, 1999. (Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Company’s Annual Report on Form 10-KSB  on June 30, 2005)

10.17A

Distribution Agreement with Fisher Scientific Company, LLC, dated July 23, 2001

(Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-K  on October 14, 2005)  (1)(3)

10.17A-A

Exhibit A to Distribution Agreement with Fisher Scientific Company, LLC, dated July 23,

2001 (Incorporated by reference to exhibit of the same number filed with Amendment No.

2 to the Company’s Annual Report on Form 10-K on August 8, 2006)

10.18A

Non-Exclusive Distribution Agreement with VWR International, Inc., dated as of

November 1, 2003  (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-K  on October 14, 2005) (1)(3)

10.18A-A

Exhibit A to Non-Exclusive Distribution Agreement with VWR International, Inc., dated as of November 1, 2003  (Incorporated by reference to exhibit of the same number filed with Amendment No. 2 to the Company’s Annual Report on Form 10-K on August 8,

2006) (3)

10.19A

International Sales and Service Agreement, effective May 16, 2005, between the

Company and Genesee Brazil (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-K on October 14, 2005)  (1)(3)

10.19A-A

Exhibit A to International Sales and Service Agreement, effective May 16, 2005, between the Company and Genesee Brazil (Incorporated by reference to exhibit of the same number filed with Amendment No. 2 to the Company’s Annual Report on Form 10-K on

August 8, 2006) (3)

10.20

International Distributor Agreement, effective June 20, 2005, between the Company’s wholly-owned subsidiary, DiaSys Europe, Ltd, and Cooplab, Crl. ( Incorporated by reference to the exhibit of the same number filed with the Registrant's Current Report on Form 8-K  on July 28, 2005)

10.21A

International Sales and Service Agreement, effective as of May 4, 2005, between the

Company and Diagnostic Bioserve Limited. (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-K on October 14, 2005)  (1)(3)

10.21A-A

Exhibit A to International Sales and Service Agreement, effective as of May 4, 2005,

between the Company and Diagnostic Bioserve Limited  (Incorporated by reference to exhibit of the same number filed with Amendment No. 2 to the Company’s Annual

Report on Form 10-K on August 8, 2006) (3)

10.22A

International Sales and Service Agreement, effective as of May 22, 2005, between the

Company and Bionuclear (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-K  on October 14, 2005)  (1)(3)

10.22A-A

Exhibit A to International Sales and Service Agreement, effective as of May 22, 2005,

between the Company and Bionuclear (Incorporated by reference to exhibit of the same number filed with Amendment No. 2 to the Company’s Annual Report on Form 10-K on

August 8, 2006) (3)

10.23	2004 Stock Option and Award Plan (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company’s Annual Report on Form 10-KSB on April 7, 2006)
10.24

$50,000 Convertible Promissory Note of the Company dated August 27, 2003 payable to

Howard Bloom (Incorporated by reference to exhibit of the same number filed with

Amendment No. 1 to the Company’s Annual Report on Form 10-K on April 7, 2006)

10.25

$100,000 Promissory Note of the Company dated February 3, 2004 payable to Morris

Silverman (Incorporated by reference to exhibit of the same number filed with

Amendment No. 1 to the Company’s Annual Report on Form 10-K on April 7, 2006)

10.26

Common Stock Purchase Warrant for 150,000 shares dated February 3, 2004 issued to

Morris Silverman (Incorporated by reference to exhibit of the same number filed with

Amendment No. 1 to the Company’s Annual Report on Form 10-K on April 7, 2006)

10.27

$50,000 Promissory Note of the Company dated February 3, 2004, payable to Gregory

Witchel (Incorporated by reference to exhibit of the same number filed with Amendment

No. 1 to the Company’s Annual Report on Form 10-K  on April 7, 2006)

10.28

Common Stock Purchase Warrant for 75,000 shares issued to Gregory Witchel

(Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K  on April 7, 2006)

10.29

$50,000 Promissory Note of the Company dated February 3, 2004, payable to Jeffrey B.

Aaronson (Incorporated by reference to exhibit of the same number filed with

Amendment No. 1 filed with Company’s Annual Report on Form 10-K on April 7, 2006)

10.30

Common Stock Purchase Warrant for 50,000 shares issued to Jeffrey B. Aaronson

(Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K  on April 7, 2006)

10.31

Loan and Security Agreement, dated as of November 1, 2004 by and among the

Company, Morris Silverman and Gregory Witchel (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company’s Annual Report on Form

10-K  on April 7, 2006)

10.32

$100,000 Promissory Note of the Company dated November 1, 2004 payable to Morris

Silverman (Incorporated by reference to exhibit of the same number filed with

Amendment No. 1 to the Company’s Annual Report on Form 10-K on April 7, 2006)

10.33

$100,000 Promissory Note of the Company dated November 1, 2004 payable to

Gregory Witchel (Incorporated by reference to exhibit of the same number filed with

Amendment No. 1 to the Company’s Annual Report on Form 10-K on April 7, 2006)

10.34

$50,000 Promissory Note of the Company dated November 29, 2004 payable to Morris Silverman (Incorporated by reference to exhibit of the same number filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K  on April 7, 2006)

10.35

Settlement Agreement and General Release, dated as of July 16, 2004, between the Company and Todd DeMatteo (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A  on July 20, 2004.)

10.36

Investment Agreement, dated as of December 28, 2004 between the Company and John Winfield  (Incorporated by reference to exhibit of the same number filed with Amendment No. 2  to the Company’s Annual Report on Form 10-K  on  August 8, 2006)

10.37	Common Stock Purchase Warrant, dated as of December 30, 2004, issued to John Winfield (Incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on January 6, 2005)
10.38	International Sales and Service Agreement, dated as of December 16, 2005, between the Company and DICPA (2) (3)
10.39

 10% Convertible Promissory Noted dated October 24, 2006 in the principal amount of $85,000 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006.)

10.40

 10% Convertible Promissory Noted dated October 25, 2006 in the principal amount of $60,000 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006.)

10.41

 10% Convertible Promissory Noted dated October 30, 2006 in the principal amount of $160,000 (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006.)

10.42

 10% Convertible Promissory Noted dated October 31, 2006 in the principal amount of $18,000 (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 15, 2006.)

14	Code of Ethics and Business Conduct (Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Company’s Annual Report on Form 10-KSB filed on June 30, 2005)
21.1	Subsidiaries of the Company: DiaSys Europe, Ltd, a United Kingdom company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Amendment of previously filed exhibit correspondingly numbered

(2) Filed herewith.

(3) Portions of this document have been omitted and filed separately with the Securities and Exchange Commission, together with an Application for Confidential Treatment of such information.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Deloitte & Touche LLP for the fiscal years ended June 30, 2006 and 2005:

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005

Audit Fee	$170,000	$250,075
Audit-Related Fees	-	-
Tax Fees	18,500	24,900
All Other Fees	-	-
Total Fees	$188,500	$274,975

Audit Fees. This category includes fees paid for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-QSB.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of the Company’s interim financial statements, including the amending of the Company’s 10-KSB for fiscal year 2004.

Audit-Related Fees.  Deloitte and Touche LLP did not perform any services in this category for us during the fiscal years ended June 30, 2006 and 2005.

Tax Fees.  This category consists of professional services rendered by Deloitte & Touche LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with the Company’s ongoing business and business ventures.

All Other Fees.  Deloitte & Touche LLP did not perform any services in this category for us during the fiscal years ended June 30, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November14, 2006	DiaSys Corporation

By: /s/ Gregory Witchel
Gregory Witchel, Chief Executive Officer (principal executive officer)

Dated November 14, 2006	DiaSys Corporation

By: /s/ Jeffrey B. Aaronson
President & Chief Financial Officer (principal financial officer and principal accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Witchel
Gregory Witchel, Chief Executive Officer (principal executive officer) and Director	Date: November 14, 2006

/s/ Jeffrey B. Aaronson
Jeffrey B. Aaronson
President & Chief Financial Officer (principal financial officer and principal accounting officer) and Director	Date: November 14, 2006

/s/ Morris Silverman
Morris Silverman
Director and Chairman of the Board of Directors	Date: November 14, 2006

/s/ Robert M. Wigoda
Robert M. Wigoda
Secretary and Director	Date: November , 2006

/s/ Sherwin Gilbert
Sherwin Gilbert
Director	Date: November 14, 2006

/s/ Howard Bloom
Howard Bloom
Director	Date: November 14, 2006

/s/ Sherman Lazrus
Sherman Lazrus
Director	Date: November 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DiaSys Corporation
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheet of DiaSys Corporation and subsidiary as of June 30, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation and subsidiary at June 30, 2006, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, cash used by operating activities, negative working capital, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
November 14, 2006

DIASYS CORPORATION & SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
As of:
June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$ 41,041
Accounts receivable, less allowance for doubtful
accounts of $12,876	165,654
Inventories	217,541
Prepaid expenses and other current assets	120,550
Total Current Assets	544,786

EQUIPMENT, FURNITURE AND FIXTURES, less
accumulated depreciation of $467,139	138,605

OTHER ASSETS:
Patents, less accumulated amortization of $1,204,652	1,784,644

TOTAL ASSETS	$ 2,468,035

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 668,122
Accrued expenses	398,742
Bank overdraft	75,227
Loans payable to shareholders	267,800
Total Current Liabilities	1,409,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value:
Authorized 100,000 shares,
0 issued and outstanding	-

Common stock $.001 par value:
Authorized 99,900,000 shares,
21,372,864 and 18,278,875 issued and outstanding	21,373

Additional paid-in-capital	20,078,264
Accumulated deficit	(19,166,693)
Accumulated other comprehensive income	125,200
Total Stockholders' Equity	1,058,144

Total Liabilities and Stockholders' Equity	$ 2,468,035

See accompanying notes to the consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2006	2005

NET SALES	$ 1,688,097	$ 1,914,077

COST OF GOODS SOLD	751,390	980,550

GROSS PROFIT	936,707	933,527

OPERATING EXPENSES
Selling	286,612	702,555
General & administrative	1,499,385	1,921,185
Research & development	155,551	234,653
	1,941,548	2,858,393

LOSS FROM OPERATIONS	(1,004,841)	(1,924,866)

OTHER INCOME:
Interest income	(8)	(1,229)
Interest expense	36,931	102,479

LOSS BEFORE INCOME TAXES	(1,041,764)	(2,026,116)

INCOME TAXES	(6,030)	(3,129)

NET LOSS	$ (1,047,794)	$(2,029,245)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,607,892	16,964,674

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.05)	$ (0.12)

See accompanying notes to the consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2006 AND 2005
				Accumulated
				Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Total	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity	Loss

BALANCE JULY 1, 2004	14,202,775	$14,203	$17,736,298	$99,782	($16,089,735)	$1,760,548

Comprehensive Loss:
Net loss	-	-	-	-	(2,029,245)	(2,029,245)	($2,029,245)
Other Comprehensive Income:
Foreign currency translation
adjustment	-	-	-	9,869	-	9,869	9,869
Comprehensive Loss							($2,019,376)
Conversion of accrued payroll	241,818	242	113,413	-	-	113,655
Stock compensation	148,829	149	56,406	-	-	56,555
Stock compensation	33,332	33	12,633	-	-	12,666
Stock compensation	50,000	50	16,450	-	-	16,500
Stock compensation	75,000	75	29,925	-	-	30,000
Conversion of notes payable	1,426,358	1,426	596,077	-	-	597,503
Conversion of notes payable	135,513	136	50,004	-	-	50,140
Sale of Common Stock	1,250,000	1,250	498,750	-	-	500,000
Sale of Common Stock	715,250	715	356,154	-	-	356,869

BALANCE JUNE 30, 2005	18,278,875	18,279	19,466,110	109,571	(18,118,899)	1,475,061

Comprehensive Loss:
Net loss	-	-	-	-	(1,047,794)	(1,047,794)	($1,047,794)
Other Comprehensive Income:
Foreign currency translation
adjustment				9,579	-	9,579	9,579
Unrealized gain on investment				6,050	-	6,.050	6,050
Comprehensive Loss							($1,032,165)
Sale of common stock and issuance
of common stock warrants	1,319,519	1,319	199,917	-	-	201,236
Stock compensation	-	-	73,449	-	-	73,449
Shares issued to financial advisors	250,000	250	54,750	-	-	55,000
Conversion of notes payable	1,133,664	1,134	214,084	-	-	215,218
Proceeds from exercise of options	390,806	391	69,954	-	-	70,345

BALANCE JUNE 30, 2006	21,372,864	$21,373	$20,078,264	$125,200	($19,166,693)	$1,058,144

See accompanying notes to the consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
Consolidated Statements of Cash Flows
	Year Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,047,794)	$(2,029,245)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Amortization of patents and software	128,862	188,794
Depreciation of equipment, furniture and fixtures	70,940	96,292
Bad debt expense	3,600	-
Stock compensation	73,449	115,721
Shares issued to financial advisors	55,000	-
Accrued interest payable converted to common stock	15,216	-
Non-cash interest expense	6,112	-
Changes in assets and liabilities:
Accounts receivable	44,556	198,148
Inventories	104,614	119,152
Prepaid expenses and other current assets	21,243	27,866
Other assets	10,151	-
Accounts payable and accrued expenses	233,960	(492,006)
Net cash flows used in operating activities	(280,091)	(1,775,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(18,645)	(8,431)
Decrease in restricted cash	-	12,141
Net cash flows (used in) provided by investing activities	(18,645)	3,710

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	201,236	856,869
Proceeds from loans from shareholders	67,802	875,316
Payments on loans from shareholders	-	(30,000)
Proceeds from exercise of options	70,345	-
Net cash flows provided by financing activities	339,383	1,702,185

Effect of foreign currency translation on cash	(600)	570

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,047	(68,813)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	993	69,806
CASH AND EQUIVALENTS, END OF PERIOD	$ 41,040	$ 993

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For Interest	$ 2,456	$ 7,934

SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$ 215,218	$ 647,643

Issuance of shares for professional services	$ 55,000	$ -
Conversion of accrued payroll	$ -	$ 113,655

See accompanying notes to the consolidated financial statements.

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

Management's Plan:  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $865,105 and $635,564, respectively, and as of June 30, 2006 had an accumulated stockholders' deficit from inception of $19,166,693. These factors, among others, raise substantial doubt about the Company’s to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by increasing sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management should it become practical or advantageous to do so.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DiaSys Europe, Ltd.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: Sales and related cost of sales are recognized upon shipment of products. The Company does not custom build product nor does any product require customer acceptance.  All product is shipped as a final sale FOB DiaSys.  Allowances for estimated uncollectible accounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicate that an allowance is appropriate. The Company recognizes sales returns as a reduction of revenue and cost of sales for the sales price and cost, respectively, when the products are returned.  The Company’s customer return policy allows customers to return products only if the products have the ability to be added back to inventory and resold at full value or can be returned to vendors for credit at the sole discretion of the Company. New workstations are covered under a 12 month limited warranty from date of shipment.  Historically, costs associated with the limited warranty have been insignificant and no reserve has been established.

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

Financial Instruments:  Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  The amounts reported for financial instruments are considered to be reasonable approximations of their fair values based on market information available to management.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents:  The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments—Available-For-Sale: The Company accounts for its short-term equity investment in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The Company classifies its equity investment as available-for-sale and, accordingly, such investment is stated on the balance sheet at fair market value with unrealized gains (losses) recorded as a separate component of shareholders’ equity.

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

Equipment, Furniture and Fixtures:  Equipment, Furniture and Fixtures are recorded at cost and are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 10 years. Computer software is recorded at cost and is amortized over  3-5 year lives.

Patents: The Company accounts for its patents in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.  The Company’s patents are recorded at cost and amortized over the remaining useful life of the patent.  In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired.  The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancer cancers.  The patents are assessed for impairment quarterly using a discounted cash flow model. Factors the Company generally considers important which could trigger an impairment of the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results included expected undiscounted future cash flows; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; and (3) discontinuance of product lines by ourselves or our customers. The Company believes that the carrying value of its patents was recoverable as of June 30, 2006, as such no impairment charges were recorded.  Amortization expense for the years June 30, 2006 and 2005 was $128,862 and $188,794, respectively.  Annual amortization expense is expected to be approximately $127,236 for each of the years 2007 through 2011.

Warranty Costs:  The Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date.  As warranty costs have been and are expected to remain insignificant, no accrual for warranty costs is deemed to be necessary.

Loss per Share: Basic loss per share is based upon the weighted average common shares outstanding.  The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share.  If the assumed exercise of certain stock options had been dilutive, the incremental average shares outstanding would have been 1,375,194 and 1,763,349 for fiscal 2006 and 2005, respectively.

Stock Options: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS"), No. 123R "Share-Based Payment". SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. SFAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, this statement was deferred per the Securities and Exchange Commission Release 2005-57, and was effective as of the beginning of the first fiscal year beginning after December 15, 2005. The Company adopted SFAS 123R early on July 1, 2005 using the modified prospective method. The Company did not have any unvested options as of July 1, 2005. On October 12, 2005 the Board of Directors approved an award under the Company's Stock Option Plan of 615,000 options. Charges of $3,265, $9,796 and $11,322 were recorded during the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006, respectively, for the award. Also on October 12, 2005 the Board of Directors approved the re-pricing of outstanding Plan options previously granted from an exercise price of $0.39 to $0.18, the then current market price. As a result of the re-pricing, the Company incurred a charge of $25,735 during the three months ended December 31, 2005. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Had the Company continued under SFAS 123, the pro-forma adjustment for the year ended June 30, 2005 would have been $444,775 and the pro-forma loss $2,474,020.  Loss per share would have been $0.15.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

The fair value of each grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Risk free interest rate (1)	4.5%	3.6%
Expected annual dividend yield	0.0%	0.0%
Expected option term (2)	5 years	5 years
Expected volatility factor (3)	114%	73%

(1)

The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)

The option term was determined based on historical data.

(3)

The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

Had the Company continued under SFAS 123 the pro-forma adjustment for the year ended 2005 would have been ($444,775) and the pro-forma loss ($2,474,020).  Loss per share would have been $0.15.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2006 and 2005 amounted to $12,853 and $40,295, respectively.

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  The provisions of FIN 48 are effective for the fiscal year beginning July 1, 2007.  The Company is currently evaluating the impact of the provisions of FIN 48 upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) to address diversity in practice in qualifying financial statement misstatements.  SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures.  SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 30, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  We do not expect the adoption of SAB 108 to have a material effect on our financial statements.

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

 NOTE 3 - INVENTORIES:

Inventories at June 30, 2006 consist of the following:

Raw material	$187,365
Finished goods	30,176
$217,541

NOTE 4 - EQUIPMENT, FURNITURE AND FIXTURES:

Equipment, furniture and fixtures at June 30, 2006 are summarized as follows:

Machinery and equipment	$515,745
Furniture and fixtures	45,375
Computer software	44,624
605,744
Less accumulated depreciation	467,139
$138,605

NOTE 5 - ACCRUED EXPENSES:

 Accrued Expenses are summarized as follows:

Accrued legal and accounting	$ 184,213
Other accrued expenses	214,529

Total	$ 398,742

NOTE 6 - INCOME TAXES:

For income tax reporting purposes, the Company has a December 31 year-end.  The Company has a net operating loss carry-forward of approximately $18,000,000 at June 30, 2006 (including net losses for the six months ended June 30, 2006), which can be used to offset future federal taxable income through 2025.

The Company follows SFAS No. 109, “Accounting for Income Taxes”.  This statement requires that deferred income tax assets and liabilities reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The significant components of the Company’s deferred tax assets at June 30 are summarized below:

2006

Allowance for doubtful accounts	$1,300
Net operating loss tax carry forwards	7,200,000
7,201,300
Valuation allowance	(7,201,300)
$—

Net operating loss carry forwards begin expiring in 2007.  The Company also has federal and state research and development credit carry-forwards of approximately $85,000 which begin to expire in fiscal 2015.  The Tax Reform Act of 1986 contains certain provisions that limit the Company’s ability to utilize net operating loss and tax credit carry-forwards in any given year resulting from cumulative changes in ownership interests in excess of 50% over a three-year period.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has determined, based on the Company’s history of losses, that realization is not likely and a full valuation allowance is appropriate at June 30, 2006.

NOTE 7 - PREFERRED STOCK:

The Board of Directors is authorized to issue 100,000 shares of Preferred Stock, $.001 par value, in one or more series and, to the extent now or hereafter permitted by the laws of the State of Delaware, to fix and determine the preferences, voting powers, qualifications and special and relative rights or privileges of each series.

NOTE 8 - STOCK OPTION PLANS:

The Company maintains four stock option plans, the 1993 Incentive Stock Option Plan (the “1993 ISO Plan”), the 2000 Incentive Stock Option Plan (the “2000 ISO Plan”), the 2004 Stock Option and Award Plan (the “2004 Plan”), (and constitute together with the 2000 ISO Plan and 1993 ISO Plan, the “ISO Plans”) and the 2000 Non-qualified Incentive Stock Option Plan (the “2000 NQSO Plan” and, together with the ISO Plans, the “Plans” and individually, a “Plan”). The ISO Plans are maintained under Section 422 of the Internal Revenue Code.  The Company has reserved 1,000,000 shares of its common stock for the purpose of granting options (the “Options”) under each of the 1993 ISO Plan and the 2000 NQSO Plan.  The Company has reserved 500,000 shares of its common stock for the purpose of granting Options under the 2000 ISO Plan.   Under each of the 1993 ISO plan, the 2000 ISO Plan and the 2000 Non-Qualified Plan, Options are granted to the Company’s officers and employees by the Board of Directors and to members of the Board on a non-discretionary basis. No Options may be granted under the 1993 ISO Plan after November 14, 2003, and no Options may be granted under the 2000 ISO Plan after January 18, 2011.  Under each Plan, no Options may be exercised until the twenty-fourth month following the date the Option was granted.  At such time, 50% of the shares of common stock covered by the Option may be exercised, the remaining 50% balance are exercisable thirty-six months after issuance of the Option.  Options may not be exercisable more than ten years after the date of grant (five years if held by a person holding more than 10% of total voting rights of the Company’s outstanding capital stock at the date of grant).  The 2004 Plan provides for the granting of incentive sock options, non-qualified stock options and stock awards covering up to 2,500,000 shares to key employees, officers, directors and others upon terms to be determined in the discretion of the Board of Directors.

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

Options under the Stock Option Plans are summarized as follows:

	Year Ended June 30, 2006		Year Ended June 30, 2005
	Shares	Weighted	Shares	Weighted
	Under Option	Average	Under Option	Average
		Exercise Price		Exercise Price
Options outstanding at beginning of year	1,768,500	$0.40	1,327,000	$1.23
Options granted	615,000	0.18	800,000	0.39
Options expired/withdrawn	(393,306)	0.18	(358,500)	0.39
Options outstanding at end of year	1,990,194	$0.19	1,768,500	$0.40
Options exercisable:
Number of shares	1,375,194	$0.19	1,768,500	$0.40

Fair value of options granted		$0.19		$0.24

On October 12, 2005 the Board of Directors approved the issuance of 615,000 options under the Company’s 2004 Plan to certain officers and directors of the Company.  The exercise price for all of the options issued was $0.18 per share.

The following table summarizes option data as of June 30, 2006 with respect to all outstanding Options:

	Number Outstanding	Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise	Number	Exercise
Prices		Life	Price	Exercisable	Price
$0.18 - $1.00	1,964,194	9.25	$0.18	1,349,194	$0.18
$1.01 - $1.25	26,000	6.51	$1.21	26,000	$1.21
Total	1,990,194	9.22	$0.19	1,375,194	$0.19

NOTE 9 - COMMITMENTS:

Leases:  The following is the future minimum rental payment required for all non-cancelable operating leases:

Year Ended June 30:
2007	$36,050
2008	36,050
2009	36,050
2010	36,050
2011	36,050
2012 and thereafter	30,042
$210,292

The rent expense for the years ended June 30, 2006 and 2005 was $134,039 and $153,979, respectively.

NOTE 10 - GEOGRAPHIC AND CUSTOMER INFORMATION:

Sales to one foreign customer in China as a percentage of net sales totaled .2% and 18% in 2006 and 2005, respectively.

The Company transacts sales in the domestic and international markets.  Reportable sales are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2006	June 30, 2005

Domestic	$298,805	$386,854
International	1,389,292	1,527,223

Total	$1,688,097	$1,914,077

NOTE 11 – NOTES PAYABLE and COMMON STOCK:

Loans payable at June 30, 2006 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are shareholders but not members of management. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 7% per annum. Warrants to purchase 37,500 shares at $0.20 per share, the then current market price were issued in connection with the notes payable. The warrants were valued using the Black-Scholes method with a charge to interest of $6,112 recorded in the Company's financial statements during the year ended June 30, 2006. In October 2005 a member of the Board of Directors loaned the Company $20,000 in demand promissory notes bearing interest at 7% per annum. Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all.

On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and Common Stock Purchase Warrants entitling them to purchase 1,671,122 shares of Common Stock at $.17 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant for the purchase of 238,094 shares of Common Stock at $.21 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.  The Company allocated the proceeds of such financing to equity on the Balance Sheet.

On November 3, 2005, the Company sold to an outside investor, for an aggregate cash investment of $6,000, an equity package consisting of 31,578 shares of DiaSys Common Stock and a Common Stock Purchase Warrant for the purchase of 63,156 shares of Common Stock at $.19 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

In February 2006 a member of the Board of Directors loaned the Company $25,300 in demand promissory notes bearing interest at 6% per annum.

On February 6, 2006, the Company issued to B. Riley & Co. 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to an agreement with B. Riley & Co. dated August 25, 2005.  The Company valued such shares at $.22, the closing price of the Company’s shares on August 25, 2005, the date of the agreement.  As such $27,500 is included in General and Administrative expenses in the accompanying Statement of Consolidated Operations for the year ended June 30, 2006.

On February 24, 2006, the Company issued 390,806 shares of common stock to Morris Silverman upon the exercise of various stock options held by Mr. Silverman for proceeds of $70,345 inclusive of the demand promissory note from October 2005 in the amount of $20,000 which was retired.

On March 1, 2006, the Company issued 566,832 shares of Common Stock to each of Morris Silverman and Gregory Witchel to reflect the conversions of $100,000 Convertible Promissory Notes held by each of such persons and accrued interest of $15,218.

On March 1, 2006, the Company issued to B. Riley & Co. an additional 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to the August 25, 2005 agreement referred to above.  The Company valued such shares at $.22, the closing price of the Company’s shares on August 25, 2005, the date of the agreement. As such $27,500 is included in General and Administrative expenses in the accompanying Statement of Consolidated Operations for the year ended June 30, 2006.

On May 18, 2006, Morris Silverman purchased from the Company, for $50,000, an equity package consisting of 333,333 shares of common stock and a five-year warrant to purchase another 333,333 shares of common stock at $.50 per share.  A Compensation charge of $13,333 was recorded for the discounted stock price.  The market price of the stock was $.19 and the price paid for the stock was $.15.

On June 12, 2006, Mr. Morris Silverman loaned $17,500 to the Company and received a $17,500 one-year convertible promissory note bearing interest at 6% per annum and convertible into common stock at the rate of $.20 per share, the then current market price of the stock.

As of June 30, 2006 the Company had 4,069,939 warrants outstanding.  The warrants are exercisable at prices ranging from $0.17 to $0.74 per share and have terms from 3 to 5 years expiring in 2007 to 2010.

Note 14 – LITIGATION:

In July, 2006, G&H Steinvorth Ltda commenced legal proceedings against the Company, Tecno Diagnostica S.A.  and Alejandro Munoz Villalobos in the First District Circuit Court in San Jose, Costa Rica.  The complaint alleges breach of contract and related matters arising out of the Company’s termination of the plaintiff as the Company’s distributor in Costa Rica and the subsequent appointment of Tecno Diagnostica S. A.  The complaint seeks aggregate damages in the amount of $878,813.    The Company believes that the complaint against the Company is without merit and the Company intends to defend such matter vigorously.

Note 15 – SUBSEQUENT EVENTS:

On October 25 and 31, 2006, Mr. Morris Silverman loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock at the rate of $.13 per share and $.11 per share, respectively, the then current market prices of the stock.