Form 10QSB
period 2006-09-30
DIASYS CORP
filed 2006-11-20
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:   ☒  Yes   No ☐

As of October 30, 2006, the Company had 21,372,864 common shares outstanding.

Indicate by check whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIASYS CORPORATION & SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS
	September 30, 2006	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$ 9,142	$ 41,041
Accounts receivable, less allowance for doubtful
accounts of $12,876 at September 30, 2006 and June 30, 2006	132,856	165,654
Inventories	237,554	217,541
Prepaid expenses and other current assets	113,357	120,550
Total Current Assets	492,909	544,786

EQUIPMENT, FURNITURE AND FIXTURES, less
Accumulated depreciation of $482,455 and $467,139, respectively	140,796	138,605

PATENTS, less accumulated amortization of $1,236,776 and $1,204,652, respectively	1,752,835	1,784,644

TOTAL ASSETS	$ 2,386,540	$ 2,468,035

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 808,150	$ 668,121
Accrued expenses	351,469	398,742
Bank overdraft	76,950	75,227
Loans payable to shareholders	267,800	267,800
Total Current Liabilities	1,504,369	1,409,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value:
Authorized 100,000 shares,
0 issued and outstanding	-	-
Common stock $.001 par value:
Authorized 99,900,000 shares,
21,372,864 issued and outstanding	21,373	21,373
Additional paid-in-capital	20,092,102	20,078,264
Accumulated deficit	(19,360,529)	(19,166,693)
Accumulated other comprehensive income	129,225	125,201
Total Stockholders' Equity	882,171	1,058,145

Total Liabilities and Stockholders' Equity	$ 2,386,540	$ 2,468,037

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30,
	2006	2005

NET SALES	$ 391,227	$ 447,173

COST OF GOODS SOLD	180,649	234,873

GROSS PROFIT	210,578	212,300

OPERATING EXPENSES
Selling	60,380	66,498
General & administrative	289,289	330,499
Research & development	40,439	35,693
	390,108	432,690

LOSS FROM OPERATIONS	(179,530)	(220,390)

INTEREST EXPENSE	(12,215)	(12,052)

LOSS BEFORE INCOME TAXES	(191,745)	(232,442)

INCOME TAXES	(2,091)	(8,065)

NET LOSS	$ (193,836)	$ (240,507)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,372,864	18,278,875

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)

See accompanying notes to condensed consolidated financial statements.

           DIASYS CORPORATION & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006

(unaudited)

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Total	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity	Loss

BALANCE JULY 1, 2006	21,372,864	$21,373	$20,078,264	$125,201	($19,166,693)	$1,058,145

Net loss	-	-	-	-	(193,836)	(193,836)	($193,836)
Stock compensation	-	-	13,838	-	-	13,838
Unrealized loss on investment	-	-	-	(311)	-	(311)	(311)
Foreign currency
translation adjustment	-	-	-	4,335	-	4,335	4,335

BALANCE SEPTEMBER 30, 2006	21,372,864	$21,373	$20,092,102	$129,225	($19,360,529)	$882,171	($189,812)

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (193,836)	$ (240,507)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents and software	32,124	32,169
Depreciation of equipment, furniture and fixtures	13,282	15,873
Stock compensation	13,838	-
Non cash interest expense	-	4,772
Changes in assets and liabilities:
Accounts receivable	32,798	118,929
Inventories	(20,013)	24,156
Prepaid expenses and other current assets	6,882	45,743
Accounts payable and accrued expenses	92,755	(12,692)

Net cash flows used in operating activities	(22,170)	(11,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(10,293)	(4,750)

Net cash flows used in investing activities	(10,293)	(4,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from shareholders	-	25,000
Bank overdraft	1,723	(4,939)

Net cash flows provided by financing activities	1,723	20,061

Effect of foreign currency translation on cash	(1,159)	14

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,899)	3,768

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,041	993

CASH AND EQUIVALENTS, END OF PERIOD	$ 9,142	$ 4,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For Interest	$ 1,579	$ 7,357

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(UNAUDITED)

Note 1. Basis of the Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The condensed consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

Note 2. Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $865,105 and $635,564, respectively, and as of June 30, 2006 had an accumulated stockholders’ deficit from inception of $19,166,693.  For the three months ended September 30, 2006 the Company incurred net losses of $193,836 and had an accumulated stockholders’ deficit from inception of $19,360,529.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by seeking to increase sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. The Company is currently exploring alternative sources of capital.  In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management should it become practical or advantageous to do so.

Note 3. Loans Payable from Shareholders

Loans payable at September 30, 2006 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals and six individual notes totaling $67,800 bearing interest at 6% per year to three individuals who are members of the board of directors.

On October 25 and 31, 2006, a shareholder loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock at the rate of $.13 per share and $.11 per share, respectively, the then current market prices of the stock.

Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all.

Note 4. New Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances (also see Risk Factors in Part I, Item 1A in the Company’s Form 10KSB for the year ended June 30, 2006).

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $865,105 and $635,564, respectively, and as of June 30, 2006 had an accumulated stockholders’ deficit from inception of $19,166,693.  For the three months ended September 30, 2006 the Company incurred net losses of $193,836 and had an accumulated stockholders’ deficit from inception of $19,360,529.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations, loans from management and directors and the sale of securities.  On October 25 and 31, 2006, a shareholder loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum.  The notes are convertible into common stock at the rate of $.13 per share and $.11 per share, respectively, the then current market prices of the stock.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by seeking to increase sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. The Company is currently exploring alternative sources of capital.  In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management should it become practical or advantageous to do so.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 as Compared to the Three Ended September 30, 2005.

Net Sales:
The Company’s net sales for the three-month period ended September 30, 2006 decreased $55,946 or 12.5% compared to the same period of the prior year. The decrease in net sales for the three-month period was primarily due to the timing of orders received by the Company.  The Company has unshipped orders totaling $364,629 as of September 30, 2006 compared to $159,251 as of September 30, 2005.

Gross Profit and Gross Profit Margins:
Gross profit for the three-month period ended September 30, 2006 decreased 0.8 % from $212,300 to $210,578.   Gross profit margins for the three-month period increased from the prior year from 47.5% to 53.8 % for the three-month period.   The decrease in gross profit dollars is a result of the decrease in sales from the same period in the previous year.

Selling, General & Administrative (SG&A Expense):
Selling, General and Administrative expenses for the three-month period ended September 30, 2006 decreased $47,328 from $396,997 to $349,669 or 11.9 % over the comparable prior period.   The decrease is attributable to the reduction in rent associated with the move of the Company’s corporate office in January 2006.

Research and Development (R&D):
Research and Development expense for the three-month period ended September 30, 2006 increased $4,746 or 13.3 % over the comparable prior period.  The increase is the result of the expenditures associated with in house development projects.

Interest Expense:
Interest expense increased $163 for the three-month period ended September 30, 2006 from $12,052 to $12,215 from the comparable prior period.

Net Loss:
For the three-month period ended September 30, 2006, net loss was $193,836, a decrease of $46,671 from the three-month period ended September 30, 2005.  The decrease in net loss was primarily due to the reduction of rent expense as discussed above.

ITEM 3. PROCEDURES AND CONTROLS

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July, 2006, G&H Steinvorth Ltda commenced legal proceedings against the Company, Tecno Diagnostica S.A.  and Alejandro Munoz Villalobos in the First District Circuit Court in San Jose, Costa Rica.  The complaint alleges breach of contract and related matters arising out of the Company’s termination of the plaintiff as the Company’s distributor in Costa Rica and the subsequent appointment of Tecno Diagnostica. S. A.  The complaint seeks aggregate damages in the amount of $878,813.    The Company believes that the complaint as against the Company is without merit and the Company intends to defend such matter vigorously.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

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

.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: November 20, 2006	S/GREGORY WITCHEL
Gregory Witchel, Chief Executive Officer (principal executive officer)

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: November 20, 2006	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, Chief Financial Officer (principal financial officer and principal accounting officer)