Form 10QSB
period 2006-12-31
DIASYS CORP
filed 2007-03-23
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

As of March 20, 2007, the Company had 23,614,531 common shares outstanding.

Indicate by check whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: Yes ☐     No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Signatures	12

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIASYS CORPORATION & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS
	December 31, 2006	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$ 24,298	$ 41,041
Accounts receivable, less allowance for doubtful
accounts of $12,876 at September 30, 2006 and June 30, 2006	214,115	165,654
Inventories	276,844	217,541
Prepaid expenses and other current assets	111,162	120,550
Total Current Assets	626,419	544,786

EQUIPMENT, FURNITURE AND FIXTURES, less
Accumulated depreciation of $494,947 and $467,139 respectively	171,809	138,605

PATENTS, less accumulated amortization of $1,268,270 and $1,204,652 respectively	1,721,026	1,784,644

TOTAL ASSETS	$ 2,519,254	$ 2,468,035

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 798,093	$ 668,122
Accrued expenses	282,930	398,742
Bank overdraft	128,912	75,227
Loans payable to shareholders	617,800	267,800
Total Current Liabilities	1,827,735	1,409,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value:
Authorized 100,000 shares,
0 issued and outstanding	-	-
Common stock $.001 par value:
Authorized 99,900,000 shares,
21,372,864 issued and outstanding	21,373	21,373
Additional paid-in-capital	20,105,940	20,078,264
Accumulated deficit	(19,599,011)	(19,166,693)
Accumulated other comprehensive income	163,217	125,200
Total Stockholders' Equity	691,519	1,058,144

Total Liabilities and Stockholders' Equity	$ 2,519,254	$ 2,468,035

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

NET SALES	$ 424,994	$ 347,372	$ 816,221	$ 794,545

COST OF GOODS SOLD	216,061	122,389	396,710	357,262

GROSS PROFIT	208,933	224,983	419,511	437,283

OPERATING EXPENSES
Selling	73,876	64,230	134,256	130,728
General & administrative	325,156	352,841	614,445	683,340
Research & development	36,921	40,383	77,360	76,076
	435,953	457,454	826,061	890,144

LOSS FROM OPERATIONS	(227,020)	(232,471)	(406,550)	(452,861)

INTEREST EXPENSE	(5,613)	(12,765)	(17,828)	(24,817)

LOSS BEFORE INCOME TAXES	(232,633)	(245,236)	(424,378)	(477,678)

INCOME TAXES	(5,848)	6,356	(7,940)	(1,709)

NET LOSS	$ (238,481)	$ (238,880)	$ (432,318)	$ (479,387)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,372,864	19,004,997	21,372,864	18,646,751

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2006

(unaudited)

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Total	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity	Loss

BALANCE JULY 1, 2006	21,372,864	$21,373	$20,078,264	$125,200	($19,166,693)	$1,058,144

Net loss	-	-	-	-	(432,318)	(432,318)	($432,318)
Stock compensation	-	-	27,676	-	-	27,676
Unrealized gain on investment	-	-	-	1,720	-	1,720	1,720
Foreign currency translation adjustment	-	-	-	36,297	-	36,297	36,297

BALANCE DECEMBER 31, 2006	21,372,864	$21,373	$20,105,940	$163,217	($19,599,011)	$691,519	($394,301)

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (432,318)	$ (479,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents and software	64,196	64,356
Depreciation of equipment, furniture and fixtures	27,808	14,633
Stock compensation	27,676	28,999
Common stock warrants	-	4,772
Changes in assets and liabilities:
Accounts receivable	(48,461)	77,070
Inventories	(59,303)	82,561
Prepaid expenses and other current assets	9,388	72,056
Accounts payable and accrued expenses	14,159	(62,925)

Net cash flows used in operating activities	(396,855)	(197,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(26,324)	(3,018)

Net cash flows used in investing activities	(26,324)	(3,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock		173,046
Proceeds from loans from shareholders	350,000	45,000
Change in bank overdraft	53,685

Net cash flows provided by financing activities	403,685	218,046

Effect of foreign currency translation on cash	2,751	(50)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,743)	17,112

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,041	993

CASH AND EQUIVALENTS, END OF PERIOD	$ 24,298	$ 18,105

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For Interest	$ 3,506	$ 1,575

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006 and 2005

(UNAUDITED)

Note 1. Basis of the Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The condensed consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB. All other condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the three-month and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

Note 2. Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, had a working capital deficit of $865,105 and $635,564, respectively.  For the six months ended December 31, 2006 the Company incurred a net loss of $432,318, had a working capital deficit of $1,201,316 and had an accumulated stockholders’ deficit of $19,599,011.  These factors, among others, raise substantial doubt about the Company's to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as required, and ultimately to generate cash flow from operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by seeking to increase sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. The Company is currently exploring alternative sources of capital.  In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management.

Note 3. Stock Options

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS"), No. 123R "Share-Based Payment". SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. SFAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). The Company adopted SFAS 123R early on July 1, 2005 using the modified prospective method. The Company did not have any unvested options as of July 1, 2005. On October 12, 2005 the Board of Directors approved an award under the Company's Stock Option Plan of 615,000 options. Also on October 12, 2005 the Board of Directors approved the re-pricing of outstanding Plan options previously granted from an exercise price of $0.39 to $0.18, the then current market price. As a result of the re-pricing, the Company incurred a charge of $27,676 during the six months ended December 31, 2006. The Company estimates the fair value of stock options using the Black-Scholes valuation model.

Note 4. Loans Payable from Shareholders

Loans payable at December 31, 2006 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals and twelve individual notes totaling $417,800 bearing interest at 10% per year to three individuals who are members of the board of directors.

On October 25, 2006 and October 31, 2006, a shareholder loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock at the rate of $.13 per share and $.11 per share, respectively, the then current market prices of the stock.  On November 13, 2006 and December 27, 2006, a shareholder loaned $23,000 and $4,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock at the rate of $.11 per share and $.10 per share, respectively, the then current market prices of the stock.

Note 5. New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Note 6. Subsequent Event

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  The additional consideration is secured by a lien upon all assets of the Company.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, working capital deficit of $865,105 and $635,564, respectively.  For the six months ended December 31, 2006 the Company a net loss of $432,318, had a working capital deficit of $1,201,316 and had an accumulated stockholders’ deficit of $19,599,011.  These factors, among others, raise substantial doubt about the Company's to continue as a going concern.

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations, loans from management and directors and the sale of securities.  On October 25, 2006 and October 31, 2006, a shareholder loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum.  The notes are convertible into common stock at the rate of $.13 per share and $.11 per share, respectively, the then current market prices of the stock.  On November 13, 2006 and December 27, 2006, a shareholder loaned $23,000 and $4,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock at the rate of $.11 per share and $.10 per share, respectively, the then current market prices of the stock.

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  The additional consideration is secured by a lien upon all assets of the Company.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by seeking to increase sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. The Company is currently exploring alternative sources of capital.  In September 2005, the Company engaged B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2006 as Compared to the Three and Six Months Ended December 31, 2005.

Net Sales:

The Company’s net sales for the three-month period ended December 31, 2006 increased $77,622 or 22.3% compared to the same period of the prior year. For the six-month period ended December 31, 2006 the company’s net sales increased $21,676 or 2.7%. The increase in net sales for the three-month period was primarily due to the timing of the orders received by the Company.  The Company has unshipped orders totaling $283,504 as of December 31, 2006 compared to $145,773 as of December 31, 2005.

Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended December 31, 2006 decreased 7.7 % from $224,983 to $208,933 and for the six-month period decreased 4.2% from $437,283 to $419,511.   The decrease in gross profit dollars is in part a result of temporary increased labor costs due to the timing of orders as well as costs associated with holiday scheduling.

Selling, General & Administrative (SG&A Expense):

Selling, General and Administrative expenses for the three-month period ended December 31, 2006 decreased $18,039 from $417,071 to $399,032 or 4.3 % over the comparable prior period.   For the six-month period ended December 31, 2006 the decrease totaled $65,367 from $814,068 to $748,701 or 8.0 % over the comparable prior period.  The decrease is attributable to the reduction in rent associated with the move of the Company’s corporate office in January 2006.

Research and Development (R&D):

Research and Development expense for the three-month period ended December 31, 2006 decreased $3,462 or 8.6 % over the comparable prior period.  For the six-month period ended December 31, 2006 Research and Development expense increased $1,284 or 1.7% over the comparable prior period.  The increase is the result of the expenditures associated with in house development projects.

Interest Expense:

Interest expense decreased $7,152 for the three-month period ended December 31, 2006 from $12,765 to $5,613 from the comparable prior period.

Net Loss:

For the three-month period ended December 31, 2006, net loss was $238,481, a decrease of $399 from the three-month period ended December 31, 2005.  For the six-month period ended December 31, 2006 the decrease in net loss was $47,069 which was primarily due to the reduction of rent expense as discussed above.

ITEM 3. PROCEDURES AND CONTROLS

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2006, G&H Steinvorth Ltda commenced legal proceedings against the Company, Tecno Diagnostica S.A.  and Alejandro Munoz Villalobos in the First District Circuit Court in San Jose, Costa Rica.  The complaint alleges breach of contract and related matters arising out of the Company’s termination of the plaintiff as the Company’s distributor in Costa Rica and the subsequent appointment of Tecno Diagnostica. S. A.  The complaint seeks aggregate damages in the amount of $848,813.    The Company believes that the complaint as against the Company is without merit and the Company intends to defend such matter vigorously.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  Such obligation is secured by a lien upon all assets of the Company.  Such transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because Mr. Silverman is the Chairman of the Board of Directors and a substantial stockholder of the Company.

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

DIASYS CORPORATION
Date: March 23, 2007	S/ JEFFREY B. AARONSON
Jeffrey B. Aaronson, President (principal executive officer)

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: March 23, 2007	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, Chief Financial Officer (principal financial officer and principal accounting officer)