Form 10QSB
period 2007-03-31
DIASYS CORP
filed 2007-05-14
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:   ☒   Yes   No ☐

As of April 23, 2007, the Company had 23,614,531 common shares outstanding.

Indicate by check whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: Yes ☐     No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Table of Contents

Part I. CONSOLIDATED FINANCIAL INFORMATION

Signatures Certifications Exhibit Index	13

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIASYS CORPORATION & SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2007	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$48,164	$41,041
Accounts receivable, less allowance for doubtful
accounts of $12,876 at March 31, 2007 and June 30, 2006	184,882	165,654
Inventories, net	255,501	217,541
Prepaid expenses and other current assets	82,893	120,550
Total Current Assets	571,440	544,786

EQUIPMENT, FURNITURE AND FIXTURES, less
Accumulated depreciation of $508,457 and $467,139 at March 31,2007 and June 30,2006	205,663	138,605

PATENTS, less accumulated amortization of $1,268,270 and $1,204,652 at March 31,2007 and June 30,2006	1,689,217	1,784,644

TOTAL ASSETS	$2,466,320	$2,468,035

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$67,467	$75,227
Accounts payable	726,892	668,122
Accrued expenses	230,492	398,742
Loans payable to shareholders	617,800	267,800
Total Current Liabilities	1,642,651	1,409,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value:
Authorized 100,000 shares,
0 issued and outstanding	-	-
Common stock $.001 par value:
Authorized 99,900,000 shares, 23,614,531 and 21,372,864
issued and outstanding as of March 31, 2007 and June 30, 2006 respectively	23,614	21,373
Additional paid-in-capital	20,386,537	20,078,264
Accumulated deficit	(19,752,145)	(19,166,693)
Accumulated other comprehensive income	165,663	125,200
Total Stockholders' Equity	823,669	1,058,144

Total Liabilities and Stockholders' Equity	$2,466,320	$2,468,035

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

NET SALES	$441,976	$392,575	$1,258,197	$1,187,120

COST OF GOODS SOLD	217,734	171,709	614,444	528,971

GROSS PROFIT	224,242	220,866	643,753	658,149

OPERATING EXPENSES
Selling	52,437	82,486	186,693	213,214
General & administrative	293,562	439,615	908,007	1,122,955
Research & development	15,860	38,167	93,220	114,243
	361,859	560,268	1,187,920	1,450,412

LOSS FROM OPERATIONS	(137,617)	(339,402)	(544,167)	(792,263)

INTEREST EXPENSE	(14,720)	(5,156)	(32,548)	(29,973)

LOSS BEFORE INCOME TAXES	(152,337)	(344,558)	(576,715)	(822,236)

INCOME TAXES	(797)	(4,321)	(8,737)	(6,030)

NET LOSS	$(153,134)	$(348,879)	$(585,452)	$(828,266)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	22,070,271	19,929,923	21,601,939	19,097,141

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2007

(unaudited)

				Accumulated
				Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Total	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Deficit	Equity	Loss

BALANCE JULY 1, 2006	21,372,864	$21,373	$20,078,264	$125,200	($19,166,693)	$1,058,144

Net loss	-	-	-	-	(585,452)	(585,452)	($585,452)
Sale of common stock	2,241,667	2,241	266,759	-	-	269,000	-
Stock compensation	-	-	41,514	-	-	41,514	-
Unrealized gain on investment	-	-	-	(250)	-	(250)	(250)
Foreign currency translation adjustment	-	-	-	40,713	-	40,713	40,713

BALANCE MARCH 31, 2007	23,614,531	$23,614	$20,386,537	$165,663	($19,752,145)	$823,669	($544,989)

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585,452)	$(828,266)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents and software	96,225	96,627
Depreciation of equipment, furniture and fixtures	38,783	57,513
Stock compensation	41,514	93,795
Common stock warrants	-	4,772
Changes in assets and liabilities:
Accounts receivable	(19,228)	42,606
Finance receivable		2,587
Inventories, net	(37,960)	119,168
Prepaid expenses and other current assets	37,657	67,536
Accounts payable and accrued expenses	(109,480)	69,596

Net cash flows used in operating activities	(537,941)	(274,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(69,181)	(9,167)

Net cash flows used in investing activities	(69,181)	(9,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional issuance of common stock	269,000	173,046
Proceeds from loans from shareholders	350,000	66,830
Proceeds from exercise of options	-	70,345
Change in bank overdraft	(7,760)	-

Net cash flows provided by financing activities	611,240	310,221

Effect of foreign currency translation on cash	3,005	(137)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,123	26,851

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,041	993

CASH AND EQUIVALENTS, END OF PERIOD	$48,164	$27,844

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For Interest	$6,215	$2,456

SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Conversion of notes payable	$-	$216,530
Issuance of shares for professional services	$-	$55,000

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007 and 2006

(UNAUDITED)

Note 1. Basis of the Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The condensed consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB. All other condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the informtion and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the three-month and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

Note 2. Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, had a working capital deficit of $865,105 and $635,564, respectively.  For the nine months ended March 31, 2007 the Company incurred a net loss of $585,452, had a working capital deficit of $1,071,211 and had an accumulated stockholders’ deficit of $19,752,145.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4. Loans Payable from Shareholders

Loans payable at March 31, 2007 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals and twelve individual notes totaling $417,800 bearing interest at 10% per year to three individuals who are members of the board of directors.

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

Note 5. Stockholder’s Equity

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000.00 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  Such obligation is secured by a lien upon all assets of the Company. As of March 31, 2007 $269,000 of that total had been invested in the Company.

Note 6. New Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) to address diversity in practice in qualifying financial statement misstatements.  SAB 108 requires that the Company quantify misstatements based on the impact on each of our financial statements and related disclosures.  SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of June 30, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company does not expect the adoption of SAB 108 to have a material effect on the financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances (also see Risk Factors in Part I, Item 1A in the Company’s Form 10-KSB for the year ended June 30, 2006).

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, during the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,047,794 and $2,029,245, respectively, and, as of those dates, working capital deficit of $865,105 and $635,564, respectively.  For the nine months ended March 31, 2007 the Company incurred a net loss of $585,452, had a working capital deficit of $1,071,211 and had an accumulated stockholders’ deficit of $19,752,145.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  The additional consideration is secured by a lien upon all assets of the Company.  As of March 31, 2007, $269,000 of that total had been invested in the Company.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2007 as Compared to the Three and Nine Months Ended March 31, 2006.

Net Sales:

The Company’s net sales for the three-month period ended March 31, 2007 increased $49,401 or 12.6% compared to the same period of the prior year. For the nine-month period ended March 31, 2007 the company’s net sales increased $71,077 or 6.0%. The increase in net sales for the three-month period was primarily due to the timing of the orders received by the Company.  The Company has unshipped orders totaling $151,576 as of March 31, 2007 compared to $243,161 as of March 31, 2006.

Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended March 31, 2007 increased 1.5 % from $220,866 to $224,242 and for the nine-month period decreased 2.2% from $658,149 to $643,753.   The decrease in gross profit dollars is in part a result of a reduction in gross margin due to the decline in the US$ in relation to the British pound (GBP).

Selling, General & Administrative (SG&A Expense):

Selling, General and Administrative expenses for the three-month period ended March 31, 2007 decreased $176,102 from $522,101 to $345,999 or 33.7 % over the comparable prior period.   For the nine-month period ended March 31, 2007 the decrease totaled $241,469 from $1,336,169 to $1,094,700 or 18.1 % over the comparable prior period.  The decrease is attributable to the reduction in rent associated with the move of the Company’s corporate office in January 2006 and non-recurring one-time expenses associated with the company’s investment and strategic alternative initiatives undertaken in the quarter ended March 31, 2006.

Research and Development (R&D):

Research and Development expense for the three-month period ended March 31, 2007 decreased $22,307 or 58.4 % over the comparable prior period.  For the nine-month period ended March 31, 2007 Research and Development expense decreased $21,023 or 18.4% over the comparable prior period.  The decrease is the result of the reduction in expenditures associated with completed in house development projects.

Interest Expense:

Interest expense increased $9,564 for the three-month period ended March 31, 2007 from $5,156 to $14,720 from the comparable prior period.   The increase is attributable to additional loans made by a stockholder in the quarter ended December 31, 2006.

Net Loss:

For the three-month period ended March 31, 2007, net loss was $153,134, a decrease of $195,745 from the three-month period ended March 31, 2006.  For the nine-month period ended March 31, 2007 the decrease in net loss was $242,814.  The reduction in net loss is primarily attributable to the expense reductions discussed above.

ITEM 3. PROCEDURES AND CONTROLS

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer, its principle executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  Such obligation is secured by a lien upon all assets of the Company.  As of March 31, 2007 $269,000 of that total had been invested in the Company.   Such transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because Mr. Silverman is the Chairman of the Board of Directors and a substantial stockholder of the Company.

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

DIASYS CORPORATION
Date: May 14, 2007	S/ JEFFREY B. AARONSON
Jeffrey B. Aaronson, President (principal executive officer)

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: May 14, 2007	S/JEFFREY B. AARONSON
Jeffrey B. Aaronson, Chief Financial Officer (principal financial officer and principal accounting officer)