Form 10KSB
period 2007-06-30
DIASYS CORP
filed 2007-10-15
CIK 916380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for the most recent fiscal year were $1,678,154.

As of October 4, 2007, the aggregate market value of the Registrant’s voting stock held by non-affiliates was $1,028,873 based upon the closing price of $0.04 on such date.

As of October 4, 2007, the Registrant had 25,721,822 shares of common stock outstanding.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DiaSys Corporation (“DiaSys”, “Company”) designs, develops, manufactures and distributes propriety workstation-instruments, consumables, reagents and specialized test kits to hospital, clinical and private physician laboratories worldwide.  The Company’s workstation instruments standardize laboratory analysis of urine sediment, fecal concentrates, cerebral spinal fluid (CSF), fine needle aspirations (FNA), and other cell suspensions compared to traditional laboratory testing methods.  The Company believes that by automating the laboratory process, its customers save labor expense in handling the separate steps of the analytic process involved; however, the Company has not conducted independent, objective studies to quantify or support such belief.  The Company’s consumable products are in most cases combined with the Company’s workstation instruments to create practical, affordable system-solutions, while other consumables provide cost-effective alternatives to similar products offered by other companies.  The Company is holding for future development a rapid, inexpensive method for screening Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension, and other disease states.  Multiple Myeloma is America’s second most prevalent blood cancer. The Multiple Myeloma test is sold in Europe for research purposes only. The Company is also developing a version of its Parasep fecal concentrator for use in the veterinary field in conjunction with the Veterinary Laboratories Agency (VLA), an Executive Agency of the Department for Environment, Food and Rural Affairs (Defra) in the United Kingdom.

DiaSys was organized in March 1992 in the State of Connecticut and effected a statutory merger into a Delaware Corporation of the same name in December 1993.  The Company completed its initial public offering (“Offering”) in January 1995. In January 2003 a complete management turnover occurred when the Chief Executive Officer, Mr. Todd DeMatteo, and the entire board of directors resigned.  A new Chief Executive Officer and board of directors headed by Mr. Morris Silverman were appointed to fill the vacancies. The Company’s shares were traded on the American Stock Exchange under the symbol “DYX” from December 2000 through January 2006.  Since February 2006, the Company’s shares have been quoted on the OTC Bulletin Board under the symbol “DYXC.OB”.

The Company’s wholly-owned subsidiary, DiaSys Europe Limited, is located in Wokingham, England. DiaSys Europe markets the Company’s urinalysis and parasitology workstations, the full DiaSys line of rapid test kits, consumables, immunology, oncology and virology products and manufactures reagents. DiaSys Europe’s facility is ISO 9001-2000 certified for the design and manufacture of devices for the scientific, diagnostics, medical & industrial markets. In June 2005, all manufacturing and assembly operations that had been conducted in the Company’s Waterbury facility were consolidated into its DiaSys Europe facility.  DiaSys Europe products are registered with MHRA (Medicines and Healthcare Products Regulatory Agency) for CE marking under the Directive 98/79 in Vitro Diagnostics Medical Devices, and have FDA approval as well. The operating results of the subsidiary are reflected in the accompanying consolidated financial statements.

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

The Company is currently focusing its efforts to: (i) develop, acquire and patent several new proprietary technologies such as its fecal concentrator for use in the veterinary market; (ii) market a version of Parasep that does not require the use of solvents; (iii) have a fecal sample collection device incorporated into its existing fecal concentrator design; (iv) develop urine sediment and parasitology workstations that are closed systems; (v) adapt its fecal concentrator for DNA and ELISA testing; (vi) build the infrastructure needed to support global manufacturing and distribution operations; (vii) establish market and technical acceptance of its products among the medical laboratory community; (viii) attract significant strategic selling partners in major markets; and (ix) implement a plan for long term market penetration.

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

RECENT MANAGEMENT CHANGES

On February 23, 2007, Mr. Gregory Witchel’s services as Chief Executive Officer of the Company were terminated.  Mr. Jeffrey B. Aaronson, President of the Company, assumed the responsibilities of Chief Executive Officer. On March 29, 2007, Mr. Witchel resigned as a Director of the Company. On July 2, 2007, Mr. Aaronson resigned as President, Chief Financial Officer, Chief Executive Officer and as a Director of the Company.   The Board of Directors has determined that, despite the many significant contributions of Mr. Witchel and Mr. Aaronson to the long-term strategic planning of the Company, it would be in the best interests of the Company to have management focus on the day to day details necessary to realize the marketing potential of the Company’s various product lines.

On July 13, 2007, the Board of Directors appointed Fredric H. Neikrug as interim President and Chief Executive Officer.  On October 1, 2007, Mr. Morris Silverman was appointed Chief Financial Officer.

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

FE Series:  The “FE” series workstation-systems are composed of the FE-5, and Parasep collection tubes and fecal concentrators.  These workstation-systems automate and reduce the cost of microscopic analysis of fecal concentrates; a procedure performed by thousands of hospital, public health and private commercial laboratories worldwide in order to detect the presence of ova (eggs), cysts, and parasites in the lower intestinal tract of humans and animals.  The presence of such organisms is critical to the proper care of the patient.  The test is non-invasive, can be performed on an outpatient basis, and quickly provides confirmatory results. The Parasep filtration tube is used in conjunction with the FE-5 workstation and the result is reduced bio-waste, increased safety to the laboratory technician from a fully enclosed system which avoids exposure to ethylacetate, increased patient morphology, and standardized sample size for examination.

Disposable Consumables, Diagnostic Test Products and Kits

Consumables:  The Company manufactures and distributes numerous consumable diagnostic products, reagents and test kits.  The markets for these products are hospital and commercial laboratories, biotech and pharmaceutical companies.

 Point of Care Test Kits: The Company acquired an inexpensive method for the screening of Multiple Myeloma and other cancers and other disease states at or near the patient through its purchase of Intersep Limited, a privately owed company based in Wokingham, England, in 2000. Multiple Myeloma is America's most prevalent blood cancer behind leukemia, and accounts for 2% of all known cancer deaths. The Company is currently selling the test in Europe for research applications, and has announced its intention to market the product in the United States and other markets if and as regulatory approvals are secured. The regulatory requirement and review process differ widely among countries and can be very expensive to obtain. If the Company does not receive regulatory approvals on a timely basis, it will have to carry development costs for a longer period and will lose market share to its competitors.  The Company has filed patent applications with the United States Patent and Trademark Office covering the Bence Jones point of care test which has been expanded to include additional disease states.  At the present time it is estimated that the research and development costs necessary to commercialize this application exceed the Company’s cash flow capacity, and as such development of these products is not expected to contribute to sales or profitability until fiscal 2009 or later.

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

MARKET FOR THE COMPANY’S PROCUCTS

The Company believes that there is a substantial market for its current product lines and related applications and for the underlying proprietary technology; however, because it has lacked adequate capital and management resources, the Company has not been able to take full advantage of opportunities to develop, market and sell its products and technology.

SALES, MARKETING AND DISTRIBUTION

North America

The Company sells and services its workstation-systems and consumable products through its office headquarters in Waterbury, Connecticut. North American sales efforts are supported by the President and a Customer Service specialist, located at the Company’s headquarter office.  Sales in North America are facilitated through marketing and distribution with Cardinal Health, Fisher Healthcare, Broadlane and VWR in the United States and VWR in Canada (see: Strategic Relationships below).

South and Central America

The Company has distribution operations in parts of South, Latin and Central America.  Distribution is conducted by independent, third party distributors and monitored by the Company’s President and Regional Sales Manager for Latin/South America, Marketing and Service, Rest of World (ROW) based in Waterbury, Connecticut.  Distributors are exclusive to their assigned territory and are required to meet certain minimum revenue commitments within the terms of the Company’s distribution plan and agreement.

In November 2004 the Company entered into an agreement with Repreclin Lab providing for exclusive distribution rights to the Company’s products in Venezuela for a period of one year. Although such  agreement has expired in accordance with its terms, the Company continues to do business with Repreclin under the terms of the original agreement.

In December 2005, the Company entered into an agreement with DICIPA, a Mexican distributor providing for exclusive distribution rights to the Company’s parasitology system in Mexico for a period of three years. The agreement calls for minimum purchases by DICIPA of approximately $1,870,000 in the first year, $3,360,000 in the second year, and $7,420,000 in the third and final year.   The Company’s products were issued registration in August of 2006, and systems have subsequently been delivered by DICIPA to both the private and public sector labs in Mexico. System testing has been ongoing, and full-scale distribution of systems and consumables is occurring on a daily basis; however, the minimum purchase obligations were not met and in November of 2006 DICIPA revised their estimates for scheduled deliveries of private and public sector labs.   The total forecast remains similar to that previously reported, however the timing of delivery and testing of systems has been delayed due to the registration process, budget delays, and the like. Through June 30, 2007, total sales under this contract have been approximately $161,250. Because the registrations have been delayed, the Company is not in a position to enforce the original minimum purchase  requirements in accordance with their terms.

In January 2006, the Company entered into agreements with Rochem Biocare Colombia S.A., Rochem Biocare del Peru S.A.,  Sistemas de Salud Rocarsystem  S.A.,  and Rochem de Panama S.A. providing for exclusive distribution rights to the Company’s parasitology and urine sediment systems in Colombia, Peru, Ecuador and Panama. The agreements call for aggregate minimum purchases by Rochem Biocare Colombia of approximately $408,800 in the first year, $542,000 in the second year, and $697,200 in the third and final year.   Product shipments to these countries have been nominal to date pending product registration with their respective governments.  Product registrations were completed in Columbia, Peru, Ecuador and Panama in August 2006.  Aggregate sales under these contracts for the fiscal year ended June 30, 2007 were approximately $30,421. The delay in product sales is attributable to the distributors waiting for product registration before commencing any marketing activities.  Because the registrations have been delayed, the Company is not in a position to enforce the original minimum purchase  requirements in accordance with their terms.

In March 2006 the Company entered into an agreement with Galenica providing for exclusive distribution rights to the Company’s parasitology and urine sediment systems in Chili. The agreement calls for aggregate minimum purchases by Galencia of approximately $149,000 in the first year, $314,000 in the second year, and $547,000 in the third and final year. Product shipments to Chile have been nominal to date under the contract, pending product registration with the government of Chile. The Company’s products were issued registration in August of 2006.

The Company’s products were registered in all of the above-mentioned territories as of August 2006; however product orders have not yet materialized in the amounts anticipated. Current management is scheduled to meet with all of these distributors at the Medicus Conference to be held in Germany in October 2007, and will better be able to gauge the status of these relationships at that time.

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

China and Pacific Asia

Sales and service of the Company’s products in China and Hong Kong is conducted by the Company’s strategic trading partner, Hua Sin Science Company, under the direction and guidance of the Company’s CEO. The agreement with Hua Sin expired on December 31, 2006. The Company is evaluating contract renewal or termination and is reviewing other possible distributors for this territory. In the interim, sales to Hua Sin are ongoing. (See: Strategic Relationships below).

In August 2005, the Company entered into an agreement with BioQuest Diagnostics to distribute the Company’s urine sediment system in the Philippines. This agreement terminated in August 2006. The Company is evaluating distributors for this and other Pacific Asian territories.

Australia and New Zealand

The Company entered into exclusive distribution agreements with Laboratory Diagnostics in Australia and Diagnostic Bioserve, LTD in New Zealand to promote, sell and service the Company’s product line. The contracts for both distributors have expired. The Company expects to renew its distribution agreement with Laboratory Diagnostics to include the territories of Australia, New Zealand and Papua New Guinea, and the Solomon Islands.

STRATEGIC RELATIONSHIPS

Veterinary Laboratories Agency:

The Company has entered into a contractual agreement with the Secretary of State for Environment, Food and Rural Affairs (UK) through the Veterinary Laboratories Agency (“VLA”) to develop, test and commercially market the “Veterinary Parasep”, a new helminth egg counting method. The initial test results by VLA have concluded that the Veterinary Parasep for counting eggs in ovine feces is superior to existing methods. Once all testing is concluded Diasys will commercially market the test kits throughout Europe, the U.S., and Australia to end users that currently use the VLA’s formerly-endorsed method.

Broadlane Inc:

In 2002, the Company was awarded a five-year supply contract expiring on March 31, 2007 by Broadlane Inc., one of the nations foremost group purchasing organizations (GPO).  The Company has decided not to renew its relationship with Broadlane.

Hua Sin Science Co. LTD:

In 1999, the Company entered into a three year sales and service agreement with Hua Sin Science Co. LTD, located in Guangzhou China.  Hua Sin manufactures and distributes instruments and reagents to China’s 67,000 hospital and medical laboratories.  Hua Sin is also the exclusive distributor of Bayer’s CLINITEK series urine chemistry analyzers in China (see Bayer above).  The Company officially commenced a distribution agreement with Hua Sin in April, 1999, and on May 4, 2000, announced that China’s Health Ministry, the equivalent of the United States’ Food and Drug Administration (FDA), certified the Company’s urinalysis and fecal concentrate workstations for use by all of China’s 67,000 medical laboratories.  In 2002, the Company and Hua Sin expanded their relationship to include sales and service operations in Hong Kong. On September 22, 2003, the Company announced that Hua-Sin renewed its exclusive distribution agreement with DiaSys for a period of three years.  Sales to Hua Sin during the 2006 fiscal year were minimal and subsequent to the end of its fiscal year the Company terminated its relationship with Hua Sin.  The Company is reviewing other possible distributors for this territory; however in September of 2007 the Company agreed to resume shipping product to Hua-Sin on an interim trial basis.

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

The Company provides its customers with a one year limited warranty against defects in parts or workmanship on all new or refurbished workstations from the date of delivery.  In the event a unit fails due to a defect in parts and/or workmanship during the warranty period, the Company will at its option repair or replace the unit at no charge to the customer.  For service after the initial year of warranty, the Company provides repair and service at an hourly rate plus parts.  The Company experiences minimal additional costs associated with its warranty obligations.

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

The Parasep Fecal Parasite Concentrator is protected by patents through 2018;

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

Product registration in Central and South America is a process that is used by various governmental agencies to control the importation of products into their country. The registration processes in each of the various countries in which our products are sold are unique to that country. The Company has relied on its local sales representatives and distributors to shepherd the applications through each process. Management has been advised by its sales representatives that such registrations in South American countries are typically ministerial and do not involve substantive review of the underlying merits, effectiveness or safety of the products themselves.  The Company has now obtained registration for all products discussed. Management has determined that any future registration applications will be monitored closely for both compliance and planning purposes.

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

RESEARCH AND DEVELOPMENT

The Company conducts research and development as part of its ongoing efforts to improve existing product and development of new products. The Company is focusing its research and development on several projects:  new proprietary consumable products to be used in conjunction with the workstations, Parasep fecal concentrator that does not require the use of solvents, workstations that are closed systems preventing the use of competitors consumables, a collection device incorporated into the existing Parasep design, DNA and ELISA applications for fecal concentrators,, a proprietary series of in-vitro immunoassays and a paracep fecal concentrator for use in the veterinary market.  New applications for the Company’s technology are also being pursued in the industrial market.  The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes; however, on September 15, 2005 the Company announced that it had engaged BioCheck, Inc. and its principal scientist to complete development of its proprietary Bence Jones protein technology.

BACKLOG

The Company had unshipped orders totaling $216,580 as of June 30, 2007.

EMPLOYEES

As of June 30, 2007 the Company had 10 full-time employees, 3 of whom were engaged in sales and marketing, 1 in research and development, 3 in manufacturing, and 4 in administrative, finance and other clerical support activities.

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

Recent Management Changes.  On February 23, 2007, Mr. Gregory Witchel’s services as Chief Executive Officer of the Company were terminated. Mr. Jeffrey B. Aaronson, President of the Company, assumed the responsibilities of Chief Executive Officer. On July 2, 2007, Mr. Jeffrey B. Aaronson resigned as President, Chief Financial Officer, Chief Executive Officer and Director of the Company.   The Board of Directors has determined that, despite the many significant contributions of Mr. Witchel and Mr. Aaronson to the long-term strategic planning of the Company, it would be in the best interests of the Company to have management focus on the day to day details necessary to realize the marketing potential of the Company’s various product lines.  On July 13, 2007, the Board of Directors appointed Fredric H. Neikrug as interim President and Chief Executive Officer.  On October 1, 2007, Mr. Morris Silverman was appointed Chief Financial Officer.  The Company is unable to predict what adverse effects, if any, may follow such changes in senior management.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company rents without a lease office space at 21 West Main Street, Waterbury, Connecticut for its headquarters and research and development. At June 30, 2007, the monthly rent is $1,210, which includes all management fees, real estates taxes, common area charges, heat, air-conditioning, electricity, janitorial services, limited parking and such other expenses normally incurred by a tenant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company is authorized to issue 99,900,000 shares of Common Stock, $0.001 par value, of which

25,191,364 shares were issued and outstanding as of June 30, 2007.  The Company’s common stock is traded on the OTC Bulletin Board under the symbol “DYXC.OB”.

The following table sets forth the high and low sales price for the Company’s Common Stock as reported by The American Stock Exchange for the periods indicated.

Year Ended June 30, 2007	High	Low

4th Quarter	$0.13	$0.10
3rd Quarter	0.18	0.09
2nd Quarter	0.20	0.08
1st Quarter	0.29	0.14

Year Ended June 30, 2006	High	Low

4th Quarter	$0.33	$0.17
3rd Quarter	0.44	0.15
2nd Quarter	0.50	0.11
1st Quarter	0.29	0.14

As of September 26, 2007 the Company’s Common Stock was held by approximately 150 holders of record.

To date, the Company has not declared or paid any cash dividends on its common stock, nor does is have the current intention to do so.  The Company anticipates that any earnings if generated would be used to finance the development and expansion of its business.  Further, future financing arrangements may restrict or prohibit the Company’s ability to declare and pay dividends without prior lender approval.

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

Recent Issuances of Unregistered Securities

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  Such obligation is secured by a lien upon all assets of the Company.  $458,220 of this committed amount was invested at various dates from March 2007 through June 2007, resulting in the issuance of 3,818,500 shares of common stock and 1,985,619 of stock purchase warrants.   Such transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because Mr. Silverman is the Chairman of the Board of Directors and a substantial stockholder of the Company.

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

Patent Costs - The Company’s patents are valued at cost and amortized over the remaining useful life of the patent.   In 2000, the Company purchased Intercep Limited. A valuation was done at that time of the fair value of the patents acquired.  The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers.  Factors the Company generally considers important which could trigger an impairment review on the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results including expected undiscounted future cash flows; (2) significant changes in the manner of its use of acquired assets or the strategy for its overall business; and (3) discontinuance of product lines by  the Company or its customers; Although the Company believes that the carrying value of its patents was recoverable as of June 30, 2007, future events could cause it to conclude otherwise.  The paracep product line and the Multiple Myeloma testing product continue to sell at or above historical levels.  The Company also performs quarterly impairment valuations of the patent valuations using a discounted cash flow analysis. Future revenues are projected for the remaining lives of the patents based on current sales of the patented technology. The projected revenues are discounted to present value at 6%, which is based upon a premium over the ten year Treasury rate per annum, and a 45% profit margin is applied, which is based on prior actual results.  Management believes that its revenue projections are a reasonable expectation for future operations, that a 6% discount rate fairly reflects the current interest climate, and that a 45% operating margin is consistent with current operations.  Since the patented products are manufactured and sold in the United Kingdom, no amounts are included with this analysis with respect to corporate overhead in the United States.  Selling costs, which were immaterial, were not factored into the impairment testing calculations.  Based on the most recent impairment valuation, the Company believes that it is appropriate to continue to carry its patents at cost less amortization.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions.

LIQUIDITY AND CAPITAL RESOURCES

		June 30,
(In dollars, except for ratios)	2007		2006

TOTAL CURRENT ASSETS	$633,244		$544,786
TOTAL CURRENT LIABILITIES	1,679,567		1,409,891
WORKING CAPITAL DEFICIENCY	$(1,046,323)		$(865,105)

WORKING CAPITAL DEFICIT RATIO	(0.6)		(0.6)

The Company funds its working capital requirements from its revenues from operations and loans or sales of securities to private individuals, including its directors.   The Company expects to continue to need to borrow from shareholders, board members, or others to fund its operations.  During the year ended June 30, 2007, the Company raised $458,220 via stock sales to the Chairman of the Board of Directors, and issued $350,000 in promissory notes in consideration for amounts loaned to the Company by members of its Board of Directors.  During the year ended June 30, 2006, the Company issued an aggregate of $87,800 of promissory notes in consideration for amounts loaned to the Company by members of the Board of Directors.  An additional $173,046 was raised via stock sales at market to outside investors, $50,000 via stock sales to the Chairman of the Board of Directors and $70,345 from the exercising of various options by the Chairman of the Board of Directors.  The Company intends to fund its working capital requirements from its revenues from operations and by borrowing additional funds from private individuals, including its directors,  and will need to continue this practice or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined.

FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2006

FINANCIAL CONDITION

The working capital deficiency increased by $181,218 from June 30, 2006 to June 30, 2007.  Cash and equivalents as of June 30, 2007 increased by $10,203, as compared to an increase of $40,048 in the previous period.  Cash used in operating activities was $726,893 for the current fiscal year.  The cash shortfall was funded primarily by (i) borrowings from management (see “Certain Relationships and Related Transactions”); and (ii) the issuance of shares of capital stock and warrants to the Chairman of the Board of Directors.  Management believes that the Company will require additional financing to discharge its obligations for at least the next twelve months.  The Company had unshipped orders totaling $216,500 as of June 30, 2007.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, during the years ended June 30, 2007 and 2006, the Company incurred net losses of $785,234 and $1,047,794, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $1,046,323 and $865,105, respectively, and as of June 30, 2007 had an accumulated stockholders’ deficit from inception of $19,951,927.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

NET SALES

The Company’s net sales decreased 0.6% or $9,943 from $1,688,097 in fiscal year 2006 to $1,678,154 in fiscal 2007.  Domestic US sales increased $109,760 from $298,805 in fiscal year 2006 to $408,565 in fiscal year 2007.  International sales decreased $119,703 from $1,389,292 in fiscal year 2006 to $1,269,589 in fiscal year 2007.  The decrease in international sales can be largely attributed to the shift of Mexican orders from UK to the Waterbury office.  During its 2007 fiscal year, the Company entered into additional distribution agreements, and also obtained final approval from VLA for the marketing of the veterinary Paracep.  The Company believes that the effects of such agreements will impact sales primarily in future periods.  This is due to governmental requirements for product registration in those countries covered by the distribution agreements.  Sales and marketing efforts are delayed until registration is complete.  Although the time table for completion cannot be ascertained, the process itself is an administrative one not predicated on the products completing testing.

GROSS PROFIT AND GROSS PROFIT MARGINS

The Company’s gross profit decreased by 5.0% or $46,482 from $936,707 for fiscal year 2006 to $890,225 in fiscal year 2007.  Such decrease is attributable primarily to the cost of converting workstation slide assemblies from glass to plastic. As workstation sales increase subsequent to the product registration process, the new slide assemblies will result in a significant increase in unit margins.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A)

The Company’s SG&A expenses decreased 17.4% or $310,193 from $1,785,997 for fiscal year 2006 to $1,475,804 for fiscal year 2007.  The decrease in SG&A was due to the continuing consolidation of sales support function and the administration of the sales support function into the UK operation. Legal expenses were reduced by $43,899. Brokerage fees related to equity funding decreased by $116,500 and accounting fees decreased by approximately $50,000 related to a reduction in annual audit fees. Domestic salaries cost decreased by $36,770, related primarily to reductions in administrative staff in the Waterbury office.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased 14.6% to $132,800 for fiscal year 2007 compared to $155,551 for fiscal year 2006.  This decrease was due primarily to $61,709 in personnel expenses resulting from the elimination of one person in the Waterbury office. The Company incurs research and development costs as a result of its ongoing efforts to improve existing product and development of new products. The Company primarily conducts research and development internally and typically does not utilize the services of third parties for such purposes. However, with respect to the fecal concentrator designed for use in the veterinary market, the Company has relied on the development staff of the VLA to assist in product design and testing. The Company is focusing its research and development on several projects:  new proprietary consumable products to be used in conjunction with the workstations, fully automated urine sediment and parasitology workstations.  New applications for the Company’s technology are also being pursued in the industrial market.  The Company is currently focusing its efforts to: (i) develop, acquire and patent several new proprietary technologies such as its fecal concentrator for use in the veterinary market, (ii)a version of Parasep that does not require the use of solvents,(iii) a fecal sample collection device incorporated into its existing fecal concentrator design,(iv) urine sediment and parasitology workstations that are closed systems, (v)adaptations of its fecal concentrator for DNA and ELISA testing, new screening test for Multiple Myeloma and other cancers, Monoclonal Gammopathies, Diabetes, Hypertension and other disease states.

INTEREST EXPENSE

Interest expense increased to $56,014 during the fiscal year compared to $36,931 for the previous fiscal year.  The increase is attributable to additional borrowings of approximately $350,000 that were incurred in fiscal 2007.

NET LOSS

The Company’s net loss decreased $262,560 from $1,047,794 in fiscal year 2006 to $785,234 in fiscal year 2007.  This decrease was due primarily to the implementation and completion of the consolidation of manufacturing facilities into the UK along with other cost reduction plans.

INFLATION

Although the Company believes that inflation has not had a material adverse affect on the results of operations to date, any increases in costs of raw materials or labor to the Company could affect the prices charged by the Company to its clients.

ITEM 7 - FINANCIAL STATEMENTS

The Company’s audited financial statements as of June 30, 2007 for its fiscal years ended June 30, 2007 and 2006 are included beginning at page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There was no other change in the Company's internal controls during the Company’s fourth fiscal quarter that has materially affected, or that is reasonably likely to materially affect, internal control over financial reporting.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors are as follows:

Name	Company Position	Age*
Morris Silverman	Chairman of the Board of Directors & Chief Financial Officer	75
Fredric H. Neikrug	President and Chief Executive Officer (as of July 13, 2007)	62
Robert M. Wigoda	Director and Secretary	52
Sherwin Gilbert	Director	64
Howard Bloom	Director	52
Sherman Lazrus	Director	74

*As of October 1, 2007

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

Morris Silverman has served as the Chairman of the Company's Board of Directors since November 2002.  Effective October 1, 2007, Mr. Silverman was appointed Chief Financial Officer of the Company.  Since 1977, Mr. Silverman is the majority owner and Chairman of the Board of M.S. Management Corporation, a private finance company with over 250 branches nationwide. Mr. Silverman has several years of experience in strategic planning and operations within and outside the medical community. He served as the Chairman of Medical Financial Services, Inc., an accounting and receivable financing company for the medical profession from 1975 to 1985. Prior thereto, Mr. Silverman served as Vice President of Operations for Petrie Stories, a New York Stock Exchange company.

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

Fredric H. Neikrug joined the Company on July 13, 2007 as President and Interim Chief Executive Officer.   Mr. Neikrug has been an independent business consultant after selling his industrial lighting distributorship, and previously was a hospital administrator in the Chicago area.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and beneficial owners of more than 10% of the Company’s stock to file reports of ownership and changes of ownership of the Company’s securities with the Securities and Exchange Commission within two business days following any change or transaction.  Based on management’s review of these reports during the fiscal year ended June 30, 2007, all reports required to have been filed were filed on a timely basis, except that Morris Silverman filed two of such reports after the time required.

Code of Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers and directors.  A copy of such Code of Ethics and Business Conduct has been posted on the Company’s web site at: www.DiaSys.com.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth compensation information for all persons serving as the Company’s Chief Executive Officer during the fiscal years ended June 30, 2007, 2006 and 2005, and any other executive officer who received compensation in excess of $100,000 during the fiscal year ended June 30, 2007.  Mr. Witchel received no compensation other than as listed below.  During fiscal year 2007 no executive officer received compensation in excess of $100,000.

			Long-Term Compensation
Name and Position	Fiscal Year	Salary	Stock Options	Other Compensations
Gregory Witchel, Chief Executive Officer	2007	$75,000	-0-	-0-
Gregory Witchel, Chief Executive Officer	2006	$75,000	150,000	-0-
Gregory Witchel, Chief Executive Officer	2005	$75,000 (1)	232,500	-0-

Stock Option Grants

The following options were granted to Mr. Witchel in October, 2005:

Name	Share Options Granted	% of Total Options Granted to All Employees	Exercise Price	Expiration Date
Gregory Witchel	150,000	24%	$0.18	10/12/15

No stock options were exercised by Mr. Witchel during the fiscal year ended June 30, 2007.

Directors do not receive cash compensation for their services as such.  Non-management directors have been issued stock options for their services, as reflected in the table of stock option grants below.

Stock Options Granted to Directors

Directors Name	Date of Grant	Exercise Price	Number of Shares
Morris Silverman	10/12/05	$0.18	180,000
Jeffrey B. Aaronson	10/12/05	$0.18	120,000
Robert M. Wigoda	10/12/05	$0.18	50,000
Sherwin Gilbert	10/12/05	$0.18	50,000
Howard Bloom	10/12/05	$0.18	50,000

In addition, pursuant to informal arrangement, Mr. Robert M. Wigoda is entitled to receive shares of common stock as compensation for legal services rendered to the Company, with the number of shares being the dollar amount of each statement divided by the closing price of the Company’s shares at the time such statement is rendered.  No shares were issued to Mr. Wigoda during the fiscal years ended June 30, 2006 and 2007.

Upon termination of Mr. Witchel’s services in February 2007, the Company agreed to extend the termination of his options to December 31, 2007, at which point all of his options not previously exercised will expire. The Company entered into a similar agreement with Mr. Aaronson in July, 2007 to extend his options through December 31, 2007, at which time all of his options will expire as well.

No officer or director of the Company has any employment contract or other written arrangement entitling him to receive compensation for termination or future services.

On October 12, 2005 the Board of Directors voted to adjust the exercise price of all outstanding stock options, including stock options held by management, to $0.18 per share, which was the closing price of the Company’s shares on the American Stock Exchange on the day preceding such adjustment.  The entire Board of Directors determined that such adjustment was in the best interests of the Company because it provided enhanced incentives to the recipients to continue to support the financial success of the Company during the terms of the options.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of the Company’s Common Stock is beneficially owned by: (i) each of the Company’s directors; (ii) each of the Company’s named executive officers; and (iii) each person (or group) known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock. This information is as of October 4, 2007.

	Number	Percentage of
	of Shares	Ownership (1)
Name
Morris Silverman (2)	14,737,432	50.47%
Robert M. Wigoda (3)	171,562	0.80%
Sherwin Gilbert (4)	183,101	0.85%
Howard M. Bloom (5)	250,792	1.17%
Sherman Lazrus		0.00%
John V. Winfield (6)	2,621,100	11.59%

Executive officers and directors as a group (6 persons)	15,342,887	48.25%

(1) Based on there being 25,721,822 shares of Common Stock outstanding as of October 4, 2007.

(2) Includes 2,884,479 shares which Mr. Silverman has the right to acquire pursuant to various warrants, 2,693,540 shares which Mr. Silverman has the right to acquire pursuant to convertible notes issued in 2006 and 2007, and 501,194 shares which Mr. Silverman has the right to acquire under currently-exercisable stock options.  Mr. Silverman serves as Chairman of the Board of Directors.

(3) Includes 125,000 shares which Mr. Wigoda has the right to acquire under currently-exercisable stock options.   Mr. Wigoda serves as the Company's Secretary and as a member of the Company's Board of Directors.

(4)  Includes 7,500 shares which Mr. Gilbert has the right to acquire pursuant to various warrants and 117,500 shares which Mr. Gilbert has the right to acquire under currently-exercisable stock options. Mr. Gilbert serves as a member of the Company's Board of Directors.

(5) Includes 10,000 shares held in accounts for the benefit of Mr. Bloom’s two minor children, 7,500 shares which Mr. Bloom has the right to acquire pursuant to various warrants and 100,000 shares which Mr. Bloom has the right to acquire under currently-exercisable stock options.  Mr. Bloom serves as a member of the Company's Board of Directors.

(6) Includes 1,250,000 shares which Mr. Winfield has the right to acquire pursuant to a warrant issued on December 30, 2004.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 29, 2005, the Company and Messrs. Silverman and Witchel entered into a Payment, Release and Exchange Agreement pursuant to which the $100,000 Convertible Promissory Notes issued to such persons on November 1, 2004 were refinanced through the issuance of the Company’s unsecured 6% Convertible Promissory Notes due September 28, 2008, convertible into shares of the Company’s Common Stock of the rate of $0.19 per share, which was the closing price of the Company’s Common Stock on the American Stock Exchange on the trading day preceding such transaction.

On October 21, 2005, Mr. Silverman loaned $20,000 to the Company and received a simple promissory note in such amount.  Such loan was repaid in February, 2006.

On May 18, 2006, Mr. Silverman advanced $50,000 to the Company in exchange for 333,333 shares of the Company’s Common Stock and a Common Stock Purchase Warrant entitling him to purchase an additional 333,333 shares of Common Stock at $0.50 per share.  The closing price of the Company’s Common Stock on the OTC Bulletin Board on the trading day preceding such transaction was $0.19 per share.

On June 12, 2006, Mr. Silverman loaned $17,500 to the Company and received a $17,500 6% Convertible Promissory Note due June 11, 2007, convertible into shares of the Company’s Common Stock at $0.20 per share, which was the closing price of the Company’s Common Stock on the OTC Bulletin Board on the day preceding such transaction.

On October 25 and 31, 2006, Mr. Silverman loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum The notes are convertible into common stock at the rate of $0.13 per share and $0.11 per share, respectively, the then current market prices of the stock.

On November 13, 2006, Mr. Silverman loaned $23,000 to the Company and received a $23,000 one-year convertible promissory note bearing interest at 10% per annum.  The note is convertible into common stock at the rate of $0.16 per share, the then current market price of the stock.

On December 27, 2006, Mr. Silverman loaned $4,000 to the Company and received a $4,000 one-year convertible promissory note bearing interest at 10% per annum.  The note is convertible into common stock at the rate of $0.10 per share, the then current market price of the stock.

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.  As additional consideration for such investment, the Company agreed to pay to Mr. Silverman $4,000 per month for one year.  Such obligation is secured by a lien upon all assets of the Company.  $458,220 of this committed amount was invested at various dates from March 2007 through June 2007, resulting in the issuance of 3,818,500 shares of common stock and 1,985,619 of stock purchase warrants.   Such transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because Mr. Silverman is the Chairman of the Board of Directors and a substantial stockholder of the Company.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered and fees billed for other services rendered by Fiondella, Milone & LaSaracina for the fiscal year ended June 30, 2007, and Deloitte & Touche LLP for Fiscal 2007 interim work and the fiscal years ended June 30, 2006:

	Year Ended	Year Ended
	June 30, 2007	June 30, 2006

Audit Fee	$112,000	$170,000
Audit-Related Fees	-	-
Tax Fees	18,500	18,500
All Other Fees	-	-
Total Fees	$130,500	$188,500

Audit Fees. This category includes fees paid for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-QSB.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of the Company’s interim financial statements.

Audit-Related Fees.  Deloitte and Touche LLP did not perform any services in this category for us during the fiscal years ended June 30, 2007 or 2006. Fiondella, Milone & LaSaracina did not perform any services in this category for us during the fiscal year ended June 30, 2007.

Tax Fees.  This category consists of professional services rendered by Deloitte & Touche LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with the Company’s ongoing business and business ventures.

All Other Fees.  Deloitte & Touche LLP did not perform any services in this category for us during the fiscal years ended June 30, 2007 and 2006. Fiondella, Milone & LaSaracina did not perform any services in this category for us during the fiscal year ended June 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 10, 2007	DIASYS CORPORATION

By: /s/ Frederic H. Neikrug
Frederic H. Neikrug President and Chief Executive Officer (principal executive officer)

Dated : October 5, 2007	DIASYS CORPORATION

By: /s/ Morris Silverman
Morris Silverman Chief Financial Officer (principal financial officer and principal accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic H. Neikrug
Frederic H. Neikrug President and Chief Executive Officer (principal executive officer)	Dated: October 10, 2007

/s/ Morris Silverman
Morris Silverman
Chief Financial Officer (principal financial officer and principal accounting officer) and Chairman of the Board of Directors	Dated: October 4, 2007

/s/ Robert M. Wigoda
Robert M. Wigoda
Secretary and Director	Dated: October 8, 2007

/s/ Sherwin Gilbert
Sherwin Gilbert
Director	Dated: October 5, 2007

/s/ Howard Bloom
Howard Bloom
Director	Dated: October 10, 2007

Sherman Lazrus
Director	Dated:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

  DiaSys Corporation

  Waterbury, Connecticut

We have audited the accompanying consolidated balance sheet of DiaSys Corporation and subsidiary as of June 30, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiaSys Corporation and subsidiary at June 30, 2007, and the results of their operations and their cash flows for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

October 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DiaSys Corporation
Waterbury, Connecticut

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of DiaSys Corporation and subsidiary for the year ended June 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of DiaSys Corporation and subsidiary’s operations and their cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended June 30, 2006 have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, cash used by operating activities, negative working capital, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

November 14, 2006

DIASYS CORPORATION & SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
As of:
June 30, 2007

CURRENT ASSETS:
Cash and cash equivalents	$51,244
Accounts receivable, less allowance for doubtful
accounts of $12,876	213,296
Inventories, net	272,623
Prepaid expenses and other current assets	96,081
Total Current Assets	633,244

EQUIPMENT, FURNITURE AND FIXTURES, less
Accumulated depreciation of $508,457	198,219

PATENTS, less accumulated amortization of $1,331,888	1,657,408

TOTAL ASSETS	$2,488,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$27,841
Accounts payable	742,617
Accrued expenses	291,309
Loans payable to shareholders	617,800
Total Current Liabilities	1,679,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value:
Authorized 100,000 shares,
0 issued and outstanding	-
Common stock $.001 par value:
Authorized 99,900,000 shares, 25,191,364
issued and outstanding	25,191
Additional paid-in-capital	20,569,566
Accumulated deficit	(19,951,927)
Accumulated other comprehensive income	166,474
Total Stockholders' Equity	809,304

Total Liabilities and Stockholders' Equity	$2,488,871

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2007	2006

NET SALES	$1,678,154	$1,688,097

COST OF GOODS SOLD	787,929	751,390

GROSS PROFIT	890,225	936,707

OPERATING EXPENSES
Selling	255,448	286,612
General & administrative	1,220,356	1,499,385
Research & development	132,800	155,551
	1,608,604	1,941,548

LOSS FROM OPERATIONS	(718,379)	(1,004,841)

OTHER INCOME:
Interest income	-	(8)
Interest expense	56,014	36,931

LOSS BEFORE INCOME TAXES	(774,393)	(1,041,764)

INCOME TAXES	(10,841)	(6,030)

NET LOSS	$(785,234)	$(1,047,794)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,278,970	19,607,892

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.05)

See accompanying notes to the consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

				Accumulated
			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Total	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Equity	Loss

BALANCE JUNE 30, 2005	18,278,875	$ 18,279	$19,466,110	$109,571	($18,118,899)	$1,475,061

Comprehensive Loss:

Net loss	-	-	-	-	(1,047,794)	(1,047,794)	($1,047,794)

Other Comprehensive Income:

Foreign currency translation
adjustment				9,579	-	9,579	9,579

Unrealized gain on investment				6,050	-	6,050	6,050

Comprehensive Loss							($1,032,165)

Sale of common stock and issuance
of common stock warrants	1,319,519	1,319	199,917	-	-	201,236

Stock compensation	-	-	73,449	-	-	73,449

Shares issued to financial advisors	250,000	250	54,750	-	-	55,000

Conversion of notes payable	1,133,664	1,134	214,084	-	-	215,218

Proceeds from exercise of options	390,806	391	69,954	-	-	70,345

BALANCE JUNE 30, 2006	21,372,864	21,373	20,078,264	125,200	(19,166,693)	1,058,144

Comprehensive Loss:

Net loss	-	-	-	-	(785,234)	(785,234)	($785,234)

Sale of common stock	3,818,500	3,818	454,402	-	-	458,220

Stock compensation	-	-	36,900	-	-	36,900	-

Unrealized gain on investment	-	-	-	(1,330)	-	(1,330)	(1,330)

Foreign currency translation adjustment	-	-	-	42,604	-	42,604	42,604

BALANCE JUNE 30, 2007	25,191,364	$25,191	$20,569,566	$166,474	($19,951,927)	$809,304	($743,960)

See accompanying notes to the consolidated financial statements

DIASYS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(785,234)	$(1,047,794)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Amortization of patents	127,236	128,862
Depreciation of equipment, furniture and fixtures	52,784	70,940
Bad debt expense	-	3,600
Stock compensation	36,900	73,449
Shares issues to financial advisors	-	55,000
Accrued interest payable converted to common stock	-	15,216
Non-cash interest expense	-	6,112
changes in assets and liabilities:
Accounts receivable	(47,642)	44,556
Inventories, net	(55,082)	104,614
Prepaid expenses and other current assets	24,469	21,243
Other assets	-	10,151
Accounts payable and accrued expenses	(80,324)	233,960

Net cash flows used in operating activities	(726,893)	(280,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(70,852)	(18,645)

Net cash flows used in investing activities	(70,852)	(18,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	458,220	201,236
Proceeds from loans from shareholders	350,000	67,802
Proceeds from exercise of options	-	70,345

Net cash flows provided by financing activities	808,220	339,383

Effect of foreign currency translation on cash	(272)	(599)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,203	40,048

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,041	993

CASH AND EQUIVALENTS, END OF PERIOD	$51,244	$41,041

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,744	$2,456

See accompanying notes to condensed consolidated financial statements.

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

Management's Plan:  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended June 30, 2007 and 2006, the Company incurred net losses of $785,234 and $1,047,794, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $1,046,323 and $865,105, respectively, and as of June 30, 2007 had an accumulated stockholders' deficit from inception of $19,951,927. These factors, among others, raise substantial doubt about the Company’s to continue as a going concern.

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

Short-Term Investments—Available-For-Sale: The Company accounts for its short-term equity investment in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The Company classifies its equity investment as available-for-sale and, accordingly, such investment is stated on the balance sheet at fair market value with unrealized gains (losses) recorded as a separate component of shareholders’ equity and comprehensive income (loss).

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

Patents: The Company accounts for its patents in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.  The Company’s patents are recorded at cost and amortized over the remaining useful life of the patent.  In 2000, the Company purchased Intercep Limited.  A valuation of the fair value of the patents acquired was performed at that time.  The patents included the paracep product line technology and a method for the monitoring, screening and adjunctive testing of Multiple Myeloma and other cancers.

The patents are assessed for impairment on a quarterly basis using a discounted cash flow model. The revenues used in the impairment analysis are based on the actual revenues for the patented products for the preceding year. Actual revenues for the patented products for fiscal 2006 and 2007 were $784,435 and $884,721, respectively.  Estimated future cash flows were discounted using a 6% rate based upon a premium over the ten year Treasury rate. A term of ten years was used to estimate future cash flows. The gross margin used in the analysis is based on prior actual results. The actual gross margin for sales of the patented products in fiscal 2006, and 2007 was 50.0%, and 45.1%, respectively. Since the patented products are manufactured and sold in the United Kingdom , no amounts are included with this analysis with respect to corporate overhead in the United States .  Selling costs, which were immaterial, were not factored into the impairment testing calculations.

Factors the Company generally considers important which could trigger an impairment of the carrying value of patents include the following: (1) significant underperformance relative to expected historical or projected future operating results included expected undiscounted future cash flows; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; and (3) discontinuance of product lines by ourselves or our customers. The Company believes that the carrying value of its patents was recoverable as of June 30, 2007, as such no impairment charge was recorded.  Amortization expense for the years June 30, 2007 and 2006 was $127,236 and $128,862, respectively.  Annual amortization expense is expected to be approximately $127,236 for each of the years 2008 through 2012.

Warranty Costs:  The Company assembles its finished goods, and will repair or replace any unit which fails to operate due to defective parts or workmanship within one year from the purchase date.  As warranty costs have been and are expected to remain insignificant, no accrual for warranty costs is deemed to be necessary.

Loss per Share: Basic loss per share is based upon the weighted average common shares outstanding.  The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share.  If the assumed exercise of certain stock options had been dilutive, the incremental average shares outstanding would have been 1,405,585 and 1,375,194 for fiscal 2007 and 2006, respectively.

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

The fair value of each grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

2006
Risk free interest rate (1)	4.5%
Expected annual dividend yield	0.0%
Expected option term (2)	5 years
Expected volatility factor (3)	114.0%

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

The Company did not issue any options during the period July 1, 2006 through June 30, 2007.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2007 and 2006 amounted to $10,472 and $12,853, respectively.

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

 NOTE 3 - INVENTORIES:

Inventories at June 30, 2007 consist of the following:

Raw material	$233,538
Finished goods	39,085
$272,623

NOTE 4 - EQUIPMENT, FURNITURE AND FIXTURES:

Equipment, furniture and fixtures at June 30, 2007 are summarized as follows:

Machinery and equipment	$664,475
Furniture and fixtures	17,339
Computer & software	24,862
706,676
Less accumulated depreciation	508,457
$198,219

NOTE 5 - ACCRUED EXPENSES:

  Accrued expenses are summarized as follows:

Accrued legal and accounting	$142,079
Other accrued expenses	149,230

Total	$291,309

NOTE 6 - INCOME TAXES:

For income tax purposes, the Company has a December 31 year end.

The components of the Company’s expected tax expense as computed by applying the US Federal corporate income tax rate of 34% to income (loss) before taxes and the recorded tax (benefit) expense as follows:

Expected Tax Expense	$(263,294)	34.00%
State Income Taxes, Net of Federal Benefit	85	(0.01)%
Stock Based Compensation	12,546	(1.62)%
Foreign Rate Differential	11,609	(1.50)%
Other	1,025	(0.13)%
Effect of Valuation Allowance	248,870	(32.14)%

Total	$10,841	(1.40)%

The components of the Company’s deferred income taxes at June 30, 2007 are as follows:

Allowance for Doubtful Accounts	$5,143
Net Operating Loss Carry forwards	6,983,470
Tax Credits	66,737
Valuation Allowance	(7,055,350)

Total	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company’s history of losses, that realization is not likely and a full valuation allowance is appropriate for June 30, 2007. Realization of the net deferred tax asset is primarily dependent on the Company generating sufficient taxable income prior to the expiration of the loss carry forwards.

At June 30, 2007, the Company had approximately $17,439,000 of federal net operating losses that expire from 2012 and 2027, approximately $11,356,000 of state net operating losses that expire from 2020 and 2027 and approximately $440,000 of foreign net operating losses. At June 30, 2007 the Company had tax credit carry forwards of approximately $101,000 which begin to expire in 2015.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses. As a result of issuance of, sales of and other transactions involving the Company’s common stock, the Company may have experienced an ownership change which could cause such federal net operating losses to be subject to limitation under Section 382.

NOTE 7 - PREFERRED STOCK:

The Board of Directors is authorized to issue 100,000 shares of Preferred Stock, $0.001 par value, in one or more series and, to the extent now or hereafter permitted by the laws of the State of Delaware, to fix and determine the preferences, voting powers, qualifications and special and relative rights or privileges of each series.

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

Options under the Stock Option Plans are summarized as follows:

	Year Ended June 30, 2007		Year Ended June 30, 2006
	Shares	Weighted	Shares	Weighted
	Under Option	Average	Under Option	Average
		Exercise Price		Exercise Price
Options outstanding at beginning of year	1,990,194	$0.19	1,768,500	$0.40
Options granted		0.00	615,000	0.18
Options expired/withdrawn		0.00	(393,306)	0.18
Options outstanding at end of year	1,990,194	$0.19	1,990,194	$0.19
Options exercisable:
Number of shares	1,990,194	$0.19	1,375,194	$0.19

Fair value of options granted	$ 0.19	$0.19		$0.19

On October 12, 2005 the Board of Directors approved the issuance of 615,000 options under the Company’s 2004 Plan to certain officers and directors of the Company.  The exercise price for all of the options issued was $0.18 per share.

For the year ended June 30, 2007, the Company recorded $36,900 in compensation expense related to options issued in prior years. The total amount of compensation expense that remains to be amortized over the vesting period for options issued to employees prior to 2007 is $52,275.

The following table summarizes option data as of June 30, 2007 with respect to all outstanding Options:

	Number Outstanding	Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise	Number	Exercise
Prices		Life	Price	Exercisable	Price
$0.18 - $1.00	1,964,194	9.25	$0.18	1,349,194	$0.18
$1.01 - $1.25	26,000	6.51	$1.21	26,000	$1.21
Total	1,990,194	9.22	$0.19	1,375,194	$0.19

NOTE 9 - COMMITMENTS:

Leases:  The following is the future minimum rental payment required for all non-cancelable operating leases:

Year Ended June 30:
2008	$36,050
2009	36,050
2010	36,050
2011	36,050
2012	30,042
$174,242

The rent expense for the years ended June 30, 2007 and 2006 was $88,703 and $134,039, respectively.

 NOTE 10 - GEOGRAPHIC AND CUSTOMER INFORMATION:

Sales to one foreign customer in China as a percentage of net sales totaled .0% and .2% in 2007 and 2006, respectively.

The Company transacts sales in the domestic and international markets.  Reportable sales are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2007	June 30, 2006

Domestic	$408,565	$298,805
International	1,269,589	1,389,292

Total	$1,678,154	$1,688,097

NOTE 11 – NOTES PAYABLE and COMMON STOCK:

Loans payable at June 30, 2007 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals who are shareholders but not members of management. In September 2005 members of the Board of Directors loaned the Company $25,000 in demand promissory notes bearing interest at 6% per annum. Warrants to purchase 37,500 shares at $0.20 per share, the then current market price were issued in connection with the notes payable. The warrants were valued using the Black-Scholes method with a charge to interest of $6,112 recorded in the Company's financial statements during the year ended June 30, 2006. In October 2005 a member of the Board of Directors loaned the Company $20,000 in demand promissory notes bearing interest at 7% per annum.

On October 14, 2005, the Company sold to a group of outside investors, for an aggregate cash investment of $142,046, an equity package consisting of 835,561 shares of DiaSys Common Stock and Common Stock Purchase Warrants entitling them to purchase 1,671,122 shares of Common Stock at $0.17 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

On October 28, 2005, the Company sold to an outside investor, for an aggregate cash investment of $25,000, an equity package consisting of 119,047 shares of DiaSys Common Stock and a Common Stock Purchase Warrant for the purchase of 238,094 shares of Common Stock at $0.21 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.  The Company allocated the proceeds of such financing to equity on the Balance Sheet.

On November 3, 2005, the Company sold to an outside investor, for an aggregate cash investment of $6,000, an equity package consisting of 31,578 shares of DiaSys Common Stock and a Common Stock Purchase Warrant for the purchase of 63,156 shares of Common Stock at $0.19 per share, the then current market price at any time prior to the fifth anniversary of the transaction date.

In February 2006, Mr. Silverman loaned the Company $25,300 in demand promissory notes bearing interest at 6% per annum.

On February 6, 2006, the Company issued to B. Riley & Co. 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to an agreement with B. Riley & Co. dated August 25, 2005.  The Company valued such shares at $0.22, the closing price of the Company’s shares on August 25, 2005, the date of the agreement.  As such $27,500 is included in General and Administrative expenses in the accompanying Statement of Consolidated Operations for the year ended June 30, 2006.

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

On March 1, 2006, the Company issued to B. Riley & Co. an additional 125,000 shares of common stock as compensation for financial advisory services rendered pursuant to the August 25, 2005 agreement referred to above.  The Company valued such shares at $0.22, the closing price of the Company’s shares on August 25, 2005, the date of the agreement. As such $27,500 is included in General and Administrative expenses in the accompanying Statement of Consolidated Operations for the year ended June 30, 2006.

On May 18, 2006, Mr. Silverman purchased from the Company, for $50,000, an equity package consisting of 333,333 shares of common stock and a five-year warrant to purchase another 333,333 shares of common stock at $0.50 per share.  A Compensation charge of $13,333 was recorded for the discounted stock price.  The market price of the stock was $0.19 and the price paid for the stock was $0.15.

On June 12, 2006, Mr. Silverman loaned $17,500 to the Company and received a $17,500 one-year convertible promissory note bearing interest at 6% per annum and convertible into common stock at the rate of $0.20 per share, the then current market price of the stock.

On October 25 and 31, 2006, Mr. Silverman loaned $305,000 and $18,000, respectively, to the Company and received one-year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock at the rate of $0.13 per share and $0.11 per share, respectively, the then current market prices of the stock.

On November 13, 2006, Mr. Silverman loaned $23,000 to the Company and received a $23,000 one-year convertible promissory note bearing interest at 10% per annum.  The note is convertible into common stock at the rate of $0.11 per share, the then current market price of the stock.

On December 27, 2006, Mr. Silverman loaned $4,000 to the Company and received a $4,000 one-year convertible promissory note bearing interest at 10% per annum.  The note is convertible into common stock at the rate of $0.10 per share, the then current market price of the stock.

On March 1, 2007, Morris Silverman, Chairman of the Board of Directors of the Company, agreed to invest $600,000 in the Company in exchange for (i) 5,000,000 shares of the Company’s Common Stock, and (ii) a five-year warrant to purchase 2,600,000 shares of Common Stock at $.001 per share.

On March 2, 2007, pursuant to the March 1, 2007 investment agreement, Mr. Silverman invested $269,000 to the company in exchange for 2,241,666 shares of the Company’s Common Stock and a common Stock Purchase Warrant entitling him to purchase an additional 1,165,666 shares of Common Stock at $.001 per share. The closing price of the Company’s Common Stock on the OTC Bulletin Board on the day of the  transaction was $0.13 per share.

On April 25, 2007, pursuant to the March 1, 2007 investment agreement, Mr. Silverman invested $60,000 to the company in exchange for 500,000 shares of the Company’s Common Stock and a common Stock Purchase Warrant entitling him to purchase an additional 260,000 shares of Common Stock at $0.001 per share. The closing price of the Company’s Common Stock on the OTC Bulletin Board on the day of the transaction was $0.10 per share.

On May 10, 2007, pursuant to the March 1, 2007 investment agreement, Mr. Silverman invested $50,000 to the company in exchange for 416,667 shares of the Company’s Common Stock and a common Stock Purchase Warrant entitling him to purchase an additional 216,667 shares of Common Stock at $0.001 per share. The closing price of the Company’s Common Stock on the OTC Bulletin Board on the day of the  transaction was $0.10 per share.

On May 23, 2007, pursuant to the March 1, 2007 investment agreement,  Mr. Silverman invested $28,000 to the company in exchange for 233,333 shares of the Company’s Common Stock and a common Stock Purchase Warrant entitling him to purchase an additional 121,333 shares of Common Stock at $0.001 per share. The closing price of the Company’s Common Stock on the OTC Bulletin Board on the day of the transaction was $0.10 per share.

On June 28, 2007, pursuant to the March 1, 2007 investment agreement,  Mr. Silverman invested $51,220 to the company in exchange for 426,833 shares of the Company’s Common Stock and a common Stock Purchase Warrant entitling him to purchase an additional 221,953 shares of Common Stock at $0.001 per share. The closing price of the Company’s Common Stock on the OTC Bulletin Board on the day  of the transaction was $0.12 per share.

The fair market value of the common stock purchase warrants granted in 2007 was estimated to be $213,458, which has been recorded as part of additional paid-in-capital in stockholders’ equity. As of June 30, 2007 the Company had 5,845,493 warrants outstanding.  The warrants are exercisable at prices ranging from $0.001 to $0.74 per share and have terms from 3 to 5 years expiring in 2008 to 2012.

NOTE 12 – LITIGATION:

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