Form 10KSB/A
period 2007-06-30
DIASYS CORP
filed 2007-10-25
CIK 916380

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, as filed by the Company on October 15, 2007, is being filed solely to file one additional exhibit document and to amend and restate the exhibit table (ITEM 13-EXHIBITS)  to add  reference to such exhibit document and other items.

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

10.37	Common Stock Purchase Warrant, dated as of December 30, 2004, issued to John Winfield (Incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on January 6, 2005)
10.38A	International Sales and Service Agreement, dated as of December 16, 2005, between the Company and DICPA (1)(2) (3)
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

10.43

Convertible Promissory Note of the Company dated September 29, 2005 payable to the order of Morris Silverman in the amount of $105,458 (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB on October 15, 2007.)

10.44

Convertible Promissory Note of the Company dated September 29, 2005 payable to the order of Gregory Witchel in the amount of $105,458 (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB on October 15, 2007.)

10.45

Promissory Note of the Company dated October 21, 2005 payable to the order of Morris Silverman in the amount of $20,000 (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB on October 15, 2007.)

10.46

Investment Agreement, dated as of March 1, 2007, between the Company and Morris Silverman (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB on October 15, 2007.)

10.47

Investment Support Agreement, dated as of March 1, 2007 between the Company and Morris Silverman (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB on October 15, 2007.)

10.48

Common Stock Purchase Warrant dated August 31, 2007 issued to Morris Silverman in the amount of 2,600,000 shares of Common Stock (Incorporated by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB on October 15, 2007.)

10.49

Investment Agreement, dated as of  October 5, 2007, between the Company and Morris Silverman (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007.)

10.50

Investment Support Agreement, dated as of  October 5, 2007, between the Company and Morris Silverman (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2007.)

10.51

Common Stock Purchase Warrant dated August 31, 2007 issued to Morris Silverman in the amount of 433.333 shares of Common Stock (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2007.)

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

________________________________

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

Dated: October 22, 2007	DIASYS CORPORATION

By: /s/ Frederic H. Neikrug
Frederic H. Neikrug President and Chief Executive Officer (principal executive officer)

Dated : October 22, 2007	DIASYS CORPORATION

By: /s/ Morris Silverman
Morris Silverman Chief Financial Officer (principal financial officer and principal accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morris Silverman
Morris Silverman
Chief Financial Officer (principal financial officer and principal accounting officer) and Chairman of the Board of Directors	Dated: October 22, 2007

/s/ Robert M. Wigoda
Robert M. Wigoda
Secretary and Director	Dated: October 22, 2007

/s/ Sherwin Gilbert
Sherwin Gilbert
Director	Dated: October 22, 2007

/s/ Howard Bloom
Howard Bloom
Director	Dated: October 22, 2007

/s/ Sherman Lazrus
Sherman Lazrus
Director	Dated: October 22, 2007