Form 10QSB
period 2007-09-30
DIASYS CORP
filed 2007-11-19
CIK 916380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM-10QSB

(Mark One)

 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  ☒  Yes   No ☐

As of November 12, 2007 the Company had 25,721,822 common shares outstanding.

Indicate by check whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIASYS CORPORATION & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS
	September 30,	June 30,
	2007	2007

CURRENT ASSETS:
Cash and cash equivalents	$17,592	$51,244
Accounts receivable, less allowance for doubtful
accounts of $5,376 and $12,876 at
September 30, 2007 and June 30, 2007	186,367	213,296
Inventories, net	274,816	272,623
Prepaid expenses and other current assets	112,858	96,081
Total Current Assets	591,633	633,244

EQUIPMENT, FURNITURE AND FIXTURES, less
Accumulated depreciation of $520,219 and $508,457 respectively	190,398	198,219

PATENTS, less accumulated amortization of
$1,363,697 and $1,331,888 respectively	1,625,599	1,657,408

TOTAL ASSETS	$2,407,630	$2,488,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$124,260	$27,841
Accounts payable	653,692	742,617
Accrued expenses	303,948	291,309
Loans payable to shareholders	617,800	617,800
Total Current Liabilities	1,699,700	1,679,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value:
Authorized 100,000 shares,
0 issued and outstanding	-	-
Common stock $.001 par value:
Authorized 99,900,000 shares,
25,721,822 and 25,191,364 issued and
outstanding at September 30, 2007 and June 30, 2007, respectively	25,722	25,191
Additional paid-in-capital	20,627,217	20,569,566
Accumulated deficit	(20,115,146)	(19,951,927)
Accumulated other comprehensive income	170,137	166,474
Total Stockholders' Equity	707,930	809,304
Total Liabilities and Stockholders' Equity	$2,407,630	$2,488,871

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	September 30,
	2007	2006

NET SALES	$300,568	$391,227

COST OF GOODS SOLD	143,425	180,649

GROSS PROFIT	157,143	210,578

OPERATING EXPENSES
Selling	62,469	60,380
General & administrative	228,885	289,289
Research & development	8,800	40,439
	300,154	390,108

LOSS FROM OPERATIONS	(143,011)	(179,530)

INTEREST AND OTHER EXPENSES	(19,512)	(12,215)

LOSS BEFORE INCOME TAXES	(162,523)	(191,745)

INCOME TAXES	(696)	(2,091)

NET LOSS	$(163,219)	$(193,836)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	26,181,731	21,372,864

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.006)	$(0.009)

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007

(unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Total	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Equity	Loss

BALANCE
JULY 1, 2007	25,191,364	$25,191	$20,569,566	$166,474	($19,951,927)	$809,304	$ -

Net loss	-	-	-	-	(163,219)	(163,219)	($163,219)
Stock compensation	-	-	5,175	-	-	5,175
Sale of common stock,
net of issuance costs	530,458	531	52,476	-	-	53,007	-
Unrealized loss
on investment	-	-	-	(673)	-	(673)	(673)
Foreign currency
translation adjustment	-	-	-	4,336	-	4,336	4,336

BALANCE
SEPTEMBER 30, 2007	25,721,822	$25,722	$20,627,217	$170,137	($20,115,146)	$707,930	($159,556)

See accompanying notes to condensed consolidated financial statements.

DiaSys Corporation & Subsidiary

Consolidated Statements of Cash Flows

	Quarter Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(163,219)	$(193,836)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Amortization of patents	31,809	32,124
Depreciation of equipment, furniture and fixtures	11,762	13,282
Stock compensation	5,175	13,838
Changes in assets and liabilities:
Accounts receivable, net	26,929	32,798
Inventories, net	(2,193)	(20,013)
Prepaid expenses and other current assets	(16,777)	6,882
Accounts payable and accrued expenses	(76,286)	92,755

Net cash flows used in operating activities	(182,800)	(22,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(606)	(10,293)

Net cash flows used in investing activities	(606)	(10,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	53,007	-
Proceeds from increase in bank overdraft	96,419	1,723

Net cash flows provided by financing activities	149,426	1,723

Effect of foreign currency translation on cash	328	(1,159)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,652)	(31,899)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,244	41,041

CASH AND EQUIVALENTS, END OF PERIOD	$17,592	$9,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,652	$1,579

See accompanying notes to condensed consolidated financial statements.

DIASYS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

(UNAUDITED)

Note 1. Basis of the Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of DiaSys Corporation and DiaSys Europe Limited its wholly owned subsidiary. The condensed consolidated balance sheet for the end of the preceding fiscal year has been derived from the Company's last audited consolidated balance sheet contained in the Company's Form 10-KSB and is provided for comparative purposes. All other condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and changes in cash flows for all periods presented, have been made. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007, during the years ended June 30, 2007 and 2006, the Company incurred net losses of $785,234 and $1,047,794, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $1,046,323 and $865,105, respectively, and as of June 30, 2007 had an accumulated stockholders’ deficit from inception of $19,951,927.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Note 2. Loans Payable from Shareholders

Loans payable at September 30, 2007 include $150,000 and $50,000 promissory notes bearing interest at 3% per year to two individuals and six individual notes totaling $67,800 bearing interest at 6% per year to three individuals who are members of the board of directors. In addition, a shareholder loaned  $305,000, $41,000 and $4,000 to the Company and received one-year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock at the rate of $.13 per share, $.11 per share, and $.10 per share, respectively, the then current market prices of the stock.

Management believes the Company will need to borrow additional funds from private individuals, including its directors, or enter into other financing arrangements with financial institutions to augment its short-term working capital needs. There is no assurance that the Company will be able to obtain financing on terms satisfactory to it, if at all.

Note 3. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  The provisions of FIN 48 are effective for the fiscal year beginning July 1, 2007.  The Company’s deferred tax asset had previously been written down to zero, and therefore the Company is in compliance with this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Certain statements contained herein are not based on historical facts, but are forward looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated event, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances (also see Risk Factors in Part I, Item 1A in the Company’s Form 10KSB for the year ended June 30, 2007).

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007, during the years ended June 30, 2007 and 2006, the Company incurred net losses of $785,234 and $1,047,794, respectively, and, as of those dates, the Company's current liabilities exceeded its current assets by $1,046,323 and $865,105, respectively, and as of June 30, 2007 had an accumulated stockholders’ deficit from inception of $19,951,927.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Company funds its working capital requirements primarily from its revenues from operations, loans from management and directors and the sale of securities. During the Quarter ended September 30, 2007, Mr. Morris Silverman, Chairman of the Board and Chief Financial Officer, continued his stock purchase agreement by acquiring 530,458 shares at a net purchase price of $53,007. The remaining $30,125 of investment to be funded under this agreement has been tendered in October, 2007.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. Management continues to focus on improving the Company's results of operations by seeking to increase sales globally and decreasing its cost structure to improve cash flows from operations to so that it can fund its working capital and other cash flow requirements. The Company is currently exploring alternative sources of capital. The Company has continued to engage B. Riley & Co. to find alternative financing to supplement its working capital as well as to explore strategic alternatives. Furthermore, if necessary, or conditions warrant, the Company may borrow additional funds from private individuals, including members of management should it become practical or advantageous to do so.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 as Compared to the Three Ended September 30, 2006.

Net Sales:

The Company’s net sales for the three-month period ended September 30, 2007 decreased $90,659 or 23.2% compared to the same period of the prior year. The decrease in net sales for the three-month period was primarily due to delays in implementation of workstations in Mexico, as well as delays in obtaining final VLA testing of the veterinary Parasep product. The Company anticipates that it will be prepared to roll out the VLA standard at the Medica conference scheduled for Düsseldorf, Germany during mid-November. The Company has unshipped orders totaling $98,166 as of September 30, 2007 compared to $364,629 as of September 30, 2006.

Gross Profit and Gross Profit Margins:

Gross profit for the three-month period ended September 30, 2007 decreased 25.4 % from $210,578 to $157,143.  Gross profit margins for the three-month period decreased from the prior year from 53.8% to 52.3 % for the three-month period.   The decrease in gross profit dollars is a result of the decrease in sales from the same period in the previous year.

Selling, General & Administrative (SG&A Expense):

Selling, General and Administrative expenses for the three-month period ended September 30, 2007 decreased $60,404 from $289,289 to $228,885 or 20.88 % over the comparable prior period.   The decrease is attributable to the continuation of the management initiatives outlined in the Form 10-KSB filed for June 30, 2007.

Research and Development (R&D):

Research and Development expense for the three-month period ended September 30, 2007 decreased $31,639, or 78.24 % over the comparable prior period.  The decrease is the result of the continuation of the management initiatives outlined in the Form 10-KSB filed for June 30, 2007.

Interest Expense:

Interest expense increased $1,474 for the three-month period ended September 30, 2007 from $12,152 to $13,626 from the comparable prior period.

Net Loss:

For the three-month period ended September 30, 2007, net loss was $163,219, a decrease of $30,617 from the three-month period ended September 30, 2006.  The decrease in net loss was primarily due to the reduction of expenses as discussed above.

ITEM 3. PROCEDURES AND CONTROLS

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Management concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings and are also effective to ensure that the information required to be disclosed in reports filed or submitted under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting  that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None, except as previously reported in the Company’s Annual Report on Form 10-KSB for its fiscal year ended June 30, 2007.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On August 9, 2007, pursuant to the March 1, 2007 investment agreement, Mr. Silverman invested $49,015 in the company in exchange for 408,458 shares of the Company’s Common Stock and a common Stock Purchase Warrant entitling him to purchase an additional 212,398 shares of Common Stock at $.001 per share. The closing price of the Company’s Common Stock on the OTC Bulletin Board on the day of this transaction was $0.09 per share.

On September 6, 2007, pursuant to the March 1, 2007 investment agreement, Mr. Silverman invested $14,640 in the company in exchange for 122,000 shares of the Company’s Common Stock and a common Stock Purchase Warrant entitling him to purchase an additional 63,440 shares of Common Stock at $.001 per share. The closing price of the Company’s Common Stock on the OTC Bulletin Board on the day of this transaction was $0.07 per share.

Total proceeds of these two transactions, net of fees, was $53,007.

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

DIASYS CORPORATION
Date: November 14, 2007	/S/FREDRIC H. NEIKRUG
Frederic H. Neikrug, Chief Executive Officer (principal executive officer)

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized

DIASYS CORPORATION
Date: November 14, 2007	/S/MORRIS SILVERMAN
Morris Silverman, Chief Financial Officer (principal financial officer and principal accounting officer)